Form 10-Q
period 2021-09-30
Codex DNA, Inc.
filed 2021-11-10
CIK 1850079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The registrant had outstanding 29,307,199 shares of common stock as of October 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Codex DNA, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets		(See Note 2)
Current assets:
Cash and cash equivalents	$109,802	$13,463
Accounts receivable, net of allowance for bad debts of $0 and $105 at September 30, 2021 and December 31, 2020, respectively	2,938	2,266
Inventory	1,671	601
Prepaid expenses and other current assets	2,981	851
Total current assets	117,392	17,181
Property and equipment, net	904	689
Right-of-use assets	564	3,090
Long-term deposits	149	81
Goodwill	3,497	3,497
Other intangible assets, net	1,988	2,325
Total Assets	$124,494	$26,863
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,213	$1,191
Accrued employee expenses	2,729	1,470
Finance lease liability, current portion	85	90
Operating lease liability, current portion	911	693
Deferred revenue, current portion	307	606
Other accrued liabilities	628	220
Notes payable, current portion	941	1,333
Other current liabilities	50	22
Total current liabilities	7,864	5,625
Finance lease liability, net of current portion	17	81
Operating lease liability, net of current portion	—	2,776
Notes payable, net of discount and current portion	13,647	3,353
Derivative liabilities	119	1,533
Deferred revenue, net of current portion	85	40
Total liabilities	$21,732	$13,408
Commitments and contingencies (Note 12)
Convertible preferred stock
Series Z Preferred stock, $.0001 par value; 0 and 7,500,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 2,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	1
Series A Preferred stock, $.0001 par value; 0 and 22,797,830 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 7,599,274 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	20,992
Series A1 Preferred stock, $.0001 par value; 0 and 15,402,237 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 4,980,055 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	17,921
Stockholders' equity (deficit)
Preferred stock, $.0001 par value; 5,000,000 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively. No shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 and 72,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 29,307,088 and 5,023,957 shares issued and outstanding at September 30, 2021 and December 31, 2020,respectively	5	2
Additional paid-in capital	155,536	851
Accumulated deficit	(52,779)	(26,312)
Total stockholders' equity (deficit)	102,762	(25,459)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$124,494	$26,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$2,180	$1,285	$6,099	$3,720
Royalties and other revenue	606	350	1,866	919
Total revenue	2,786	1,635	7,965	4,639
Cost of revenue	1,624	739	4,548	1,933
Gross profit	1,162	896	3,417	2,706
Operating expenses:
Research and development	3,593	2,345	9,217	6,263
Sales and marketing	2,955	1,861	7,881	4,758
General and administrative	4,055	990	9,596	2,876
Total operating expenses	10,603	5,196	26,694	13,897
Loss from operations	(9,441)	(4,300)	(23,277)	(11,191)
Other expense, net:
Interest expense, net	(381)	(169)	(1,001)	(502)
Change in fair value of derivative liabilities	15	12	(1,532)	(655)
Loss on extinguishment of debt	—	—	(618)	—
Other expense, net	(13)	(6)	(29)	(77)
Total other expense, net	(379)	(163)	(3,180)	(1,234)
Loss before provision for income taxes	(9,820)	(4,463)	(26,457)	(12,425)
Provision for income taxes	(4)	(2)	(10)	(2)
Net loss and comprehensive loss	$(9,824)	$(4,465)	$(26,467)	$(12,427)

Net loss attributable to common stockholders	$(9,824)	$(4,465)	$(26,467)	$(12,427)
Net loss per share attributable to common stockholders—basic and diluted	$(0.34)	$(0.89)	$(1.83)	$(2.49)
Weighted average common stock outstanding—basic and diluted	29,299,769	5,001,035	14,485,161	5,000,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	15,079,329	$38,914	5,000,000	$2	$797	(8,302)	$(7,503)
Stock-based compensation expense	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(3,880)	(3,880)
Balances at March 31, 2020	15,079,329	38,914	5,000,000	2	812	(12,182)	(11,368)
Stock-based compensation expense	—	—	—	—	10	—	10
Issuance of Common Stock upon exercise of stock options	—	—	329	—	—	—	—
Net loss	—	—	—	—	—	(4,082)	(4,082)
Balances at June 30, 2020	15,079,329	38,914	5,000,329	2	822	(16,264)	(15,440)
Issuance of Common Stock upon exercise of stock options	—	—	1,755	—	—	—	—
Stock-based compensation expense	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	(4,465)	(4,465)
Balances at September 30, 2020	15,079,329	$38,914	5,002,084	$2	$831	$(20,729)	$(19,896)

Balances at December 31, 2020	15,079,329	$38,914	5,023,957	$2	$851	$(26,312)	$(25,459)
Issuance of Common Stock upon exercise of stock options	—	—	223,216	—	133	—	133
Stock-based compensation expense	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	(7,442)	(7,442)
Balances at March 31, 2021	15,079,329	38,914	5,247,173	2	1,051	(33,754)	(32,701)
Issuance of common shares upon initial public offering, net of issuance costs of $8,587	—	—	7,666,664	1	112,483	—	112,484
Conversion of convertible preferred shares into an equivalent number of common shares	(15,079,329)	(38,914)	15,079,329	2	38,912	—	38,914
Issuance of warrant and conversion into common shares	—	—	1,252,468	—	2,770	—	2,770
Issuance of Common Stock upon exercise of stock options	—	—	45,929	—	25	—	25
Stock-based compensation expense	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(9,201)	(9,201)
Balances at June 30, 2021	—	—	29,291,563	5	155,387	(42,955)	112,437
Issuance of Common Stock upon exercise of stock options	—	—	15,525	—	10	—	10
Stock-based compensation expense	—	—	—	—	365	—	365
Payment of offering costs	—	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	—	(9,824)	(9,824)
Balances at September 30, 2021	—	$—	29,307,088	$5	$155,536	$(52,779)	$102,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(26,467)	$(12,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	283	308
Amortization of intangible assets	337	350
Amortization of debt discount	377	160
Loss on debt extinguishment	618	—
Loss on disposal of intangible asset	—	73
Stock-based compensation	578	34
Amortization of operating lease right-of-use assets	479	439
Change in fair value of derivative liabilities	1,532	655
Non-cash interest on finance leases	(8)	(14)
Changes in assets and liabilities:
Accounts receivable	(672)	99
Inventories	(1,070)	109
Deposits, prepaid expenses and other current assets	(2,198)	(921)
Accounts payable, accrued payroll and accrued liabilities	2,717	458
Deferred revenue	(254)	192
Operating lease liabilities	(511)	(337)
Net cash used in operating activities	(24,259)	(10,822)
Cash Flows From Investing Activities:
Purchase of property and equipment	(498)	(114)
Net cash used in investing activities	(498)	(114)
Cash Flows From Financing Activities:
Borrowings on term loan	14,872	—
Repayment of term loan	(5,000)	—
Debt extinguishment costs	(1,141)	—
Payments on finance leases	(61)	(82)
Proceeds from the exercise of common stock options	168	—
Net proceeds from issuance of common shares in initial public offering	112,484	—
Payments of offering costs	(226)	—
Net cash provided by (used in) financing activities	121,096	(82)
Net Increase (Decrease) In Cash	96,339	(11,018)
Cash and cash equivalents at beginning of period	13,463	29,144
Cash and cash equivalents at end of period	$109,802	$18,126

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$549	$350
Purchases of property and equipment included in accounts payable	$28	$—
Issuance of preferred stock warrant in connection with term loan	$322	$—
Extinguishment of put option derivative liability in connection with term loan	$(51)	$—
Issuance of put option derivative liability in connection with term loan	$303	$—
Conversion of convertible preferred shares into common shares	$38,914	$—
Conversion of warrant into common shares	$2,770	$—
Right-of-use asset derecognized upon lease modification	$2,047	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.ORGANIZATION AND OPERATIONS
Business
Codex DNA, Inc. (the Company) was incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). The Company changed its name to SGI-DNA, Inc. (SGI-DNA) in February 2013, and then to Codex DNA, Inc. in September 2020. SGI-DNA Limited, a United Kingdom company focused on sales and marketing activities, is a wholly owned subsidiary of Codex DNA, Inc. The Company manufactures and sells laboratory equipment, specifically synthetic biology instruments, reagents and associated products and related services, primarily to pharmaceutical and academic laboratories worldwide.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations or the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include the Company’s ability to continue as a going concern, revenue recognition, impairment assessment for goodwill and intangible assets, allowance for doubtful accounts, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, share-based compensation, fair value of common stock prior to the Company’s initial public offering and accrued warranty are subject to significant estimation. Actual results could differ from those estimates.
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
Royalties and Other Revenue
Royalties and other revenue consist of fees charged for the license of non-exclusive rights of the Company’s patents to third parties and grant revenue received from government entities as reimbursement of expenses related to the development and use of synthetic biology tools to develop solutions to address various areas of concern. The royalties and other revenue are recognized at the same time as the third parties record the revenue associated with the use of the license. The grant revenue from these contracts is recognized as the services are performed or ratably over the milestone period and typically require the performance of specific activities and timely reporting of results. Associated expenses are recognized when incurred. Revenue and related expenses are presented gross in the condensed consolidated statements of operations and comprehensive loss.
Warranty Obligations
The Company estimates its cost of standard product warranties, primarily from historical information, and records a charge in cost of revenues at the time product revenues are recognized. The Company’s estimated warranty obligation at September 30, 2021 was $52,000 and is included in other current liabilities in our condensed consolidated balance sheet.
3.FAIR VALUE MEASUREMENT
The following table summarizes the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise money market funds and the participation right liability, warrant liability, contingent put option liability, and success fee contingent liability (in thousands):

	Fair value measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$107,241	$—	$—	$107,241
Total	$107,241	$—	$—	$107,241

Liabilities
Contingent put option liability	$—	$—	$119	$119
Total	$—	$—	$119	$119

	Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Participation right liability	$—	$—	$420	$420
Warrant liability	—	—	594	594
Contingent put option liability	—	—	51	51
Success fee contingent liability	—	—	468	468
Total	$—	$—	$1,533	$1,533

During the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3.
Participation Right Liability
The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the participation right liability include management’s expectation of amounts to be raised and the probability of success in obtaining the funds. The fair value was determined by multiplying the amount expected to be raised versus the probability of success and the percentage right (3%). As of September 30, 2021 and December 31, 2020, the fair value of the participation right was valued at $0 due to the liability’s extinguishment pursuant to the Company’s IPO and $0.4 million, respectively.
Preferred Stock Warrants
The preferred stock warrant liability consists of the fair value of warrants to purchase Series A-1 Preferred Stock issued in conjunction with the Series A-1 financing in December 2019 with SGI and the 2021 Loan Agreement (See Note 8) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. As of December 31, 2020, the fair value of the Series A-1 convertible preferred stock warrant was $3.87 per share. Upon the closing of the IPO, SGI’s outstanding preferred stock warrants were automatically exercised into 119,315 shares of common stock. Subsequent to the closing of the IPO, all outstanding warrants issued pursuant to the 2021 Loan Agreement were exercised into 51,409 shares of common stock. As of September 30, 2021, there were no outstanding preferred stock warrants.
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
Success Fee Contingent Liability
The success fee contingent liability consists of the fair value of contingent obligation to pay the lender a success fee of $0.8 million upon a Liquidity Event under the 2019 Loan Agreement (see Note 8). Due to the Company’s IPO on June 18, 2021, the fair value of the success fee contingent liability was classified as a Level 1 input due to the use of an observable market quote in an active market. The success fee was paid in full during the three months ended September 30, 2021, and the liability was extinguished. As of December 31, 2020, the fair value of the success fee contingent liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the success fee contingent liability utilized a liquidity event scenario analysis, discounted at the Company’s cost of capital. This analysis consists of both the probability adjusted fair value of the success fee based on liquidity scenarios, and the risk adjusted present value of the success fee, discounted at the Company’s cost of capital on the valuation date to take into account the risk of achieving the liquidity scenarios. The Company assesses these assumptions and estimates at least annually as additional information impacting the assumptions is obtained. Changes in the fair value of the success fee contingent liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss.
The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

	Participation right liability	Warrant liability	Contingent put liability	Success fee contingent liability
Fair value at December 31, 2020	$420	$594	$51	$468
Extinguishment of liability	—	—	(51)	—
Issuance of liability	—	322	303	—
Change in fair value	(30)	198	—	128
Fair value at March 31, 2021	390	1,114	303	596
Change in fair value	—	1,656	(169)	154
Extinguishment of liability	(390)	(2,770)	—	—
Transfer out of Level 3 to Level 1	—	—	—	(750)
Fair value at June 30, 2021	—	—	134	—
Change in fair value	—	—	(15)	—
Fair value at September 30, 2021	$—	$—	$119	$—

For the each of the three months ended September 30, 2021 and 2020, the Company recorded a change in fair value of derivative liabilities included in other expense of less than $0.1 million. For the nine months ended September 30, 2021 and 2020, the Company recorded a change in fair value of derivative liabilities included in other expense of $1.5 million and $0.7 million, respectively.
4.INVENTORY
Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory are as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$561	$299
Work in process and sub-assemblies	887	201
Finished goods	223	101
Total	$1,671	$601

5.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following on September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$1,745	$1,315
Computer hardware and software	6	6
Leasehold improvements	58	32
Construction in progress	141	102
Total	1,950	1,455
Less: Accumulated depreciation and amortization	(1,046)	(766)
Total property and equipment, net	$904	$689

Depreciation expense for the each of the three months ended September 30, 2021 and 2020 was $0.1 million and depreciation expense for each of the nine months ended September 30, 2021 and 2020 was $0.3 million, and is included in operating expenses.
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
For the three and nine months ended September 30, 2021 and 2020, the Company did not record any impairment of goodwill.
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
Amortization expense for each of the three months ended September 30, 2021 and 2020 was approximately $0.1 million and for the nine months ended September 30, 2021 and 2020 was approximately $0.3 million and $0.4 million, respectively.
The following table summarizes the estimated future amortization expense of the intangible assets as of September 30, 2021 (in thousands):

Years ending December 31:
2021	$113
2022	450
2023	450
2024	450
2025	450
Thereafter	75
Total	$1,988

7.LEASES
As of September 30, 2021, the Company had three outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have terms between 12 and 15 months.

Corporate Headquarters
In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street will terminate upon the occupancy of office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, which will occur subsequent to the renovation and build-out of the spaces. The Wateridge Pointe lease provides for a tenant improvement (TI) allowance for the renovation and build-out of the spaces up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Rent for the Wateridge Pointe lease will be approximately $3.9 million per year beginning upon lease commencement, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10421 and 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street are expected to occur in the second half of 2022.
Upon the execution of the Second Amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions made at the original lease commencement date. The Company determined the Second Amendment consists of a single contract under ASC 842. Accordingly, the Company bifurcated the components of the modified lease. Upon execution of the Second Amendment the Company adjusted the right-of-use asset and lease liability for the reduced term of the 9535 Waples Street lease component. In addition the Company will record a right-of-use asset and lease liability on the commencement date of the 10421 and 10431 Wateridge Circle lease components.

The components of lease cost under ASC 842 are as follows (in thousands):

	September 30, 2021	September 30, 2020
Lease costs
Finance lease cost:
Payment of finance lease liability	$61	$82
Interest on lease liabilities	8	14
Amortization of right-of-use asset	479	439
Variable lease cost	363	254
Total lease cost	$911	$789

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$723	$589
Operating cash flows from finance leases	$8	$14
Financing cash flows from finance leases	$61	$82

The weighted-average remaining lease term and discount rate were as follows:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term
Finance leases	1.2 years	2.0 years
Operating leases	1.0 years	4.3 years
Weighted-average discount rate
Finance leases	7.7%	7.9%
Operating leases	8.9%	8.9%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of September 30, 2021 (in thousands):

Year Ending December 31,	Operating	Finance
2021	$245	$22
2022	702	85
2023	—	—
2024	—	—
2025	—	—
Total future minimum lease payments	947	107
Less: imputed interest	(36)	(5)
Present value of operating lease liability	$911	$102

Less: current portion of lease liability	(911)	(85)
Non-current portion of lease liability	—	17

The table above excludes an estimated $45.1 million of legally binding minimum lease payments to be made over a period of approximately 10 years for the lease at 10421 and 10431 Wateridge Circle, San Diego, California that has been executed but not yet commenced as of September 30, 2021. Commencement of the lease at 10421 and 10431 Wateridge Circle is expected to occur in the second half of 2022.

8.NOTES PAYABLE
Loan and Security Agreement
As of September 30, 2021 and December 31, 2020, the loans payable on the condensed consolidated balance sheets pertains to the Loan and Security Agreement with Silicon Valley Bank and the Loan and Security Agreement with Oxford, respectively, and consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Principal amount of loans payable	$15,000	$5,000
Less: Current portion of loans payable	(941)	(1,333)
Loans payable, net of current portion	14,059	3,667
Accrued Interest	91	90
Final debt payment liability	400	287
Debt discount and financing costs, net of accretion	(903)	(691)
Loans payable, net of discount and current portion	$13,647	$3,353

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
In connection with the 2019 Loan Agreement, we had a contingent obligation to pay Oxford a success fee of $0.8 million upon the completion of our IPO. We had also identified a bifurcated compound derivative liability related to a contingent interest feature and acceleration clause (contingent put option). The fair value of the success fee and the contingent put option were recorded within derivative liabilities on our consolidated balance sheets and corresponding discount to the loans under the 2019 Loan Agreement. We remeasured both liabilities to fair value at each reporting date, and we recognized changes in the fair value as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the success fee contingent liability until the success fee was paid. The success fee contingent liability was paid in full during the three months ended September 30, 2021. The contingent put option liability was extinguished when the 2019 Loan Agreement was terminated in March 2021.
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
In connection with the 2021 Loan Agreement, the Company issued to SVB a warrant to purchase a number of shares of preferred stock (the Preferred Warrant). The Preferred Warrant was exercisable into the number of preferred shares equal to approximately $0.2 million divided by the applicable warrant price. The Preferred Warrant also provides for the grant of additional shares upon the disbursement of an advance under the 2021 Loan Agreement. Such additional shares will be equal to 1.5% of the principal amount of the advance divided by the warrant price. The Preferred Warrant was exercisable at the original purchase price of the Series A-1 convertible preferred stock. When the Series A-1 convertible preferred stock in which the warrant would have been exercisable into converted into common stock, the warrant holder gained the right to exercise the warrant for such number of shares of common stock into which the preferred shares would have converted into had they been exercised prior to the conversion. The Preferred Warrant was exercised in June 2021 in exchange for 51,409 shares of common stock.
The term loans bear interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The interest rate as of March 5, 2021 was 7.25% per annum. The loans are secured by substantially all of the Company’s assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the 2021 Loan Agreement. For the nine months ended September 30, 2021, the effective interest rate on outstanding borrowings was approximately 10.40%.
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
Under the 2021 Loan Agreement, the Company agrees to maintain as of the last day of each month, certain consolidated trailing three-month minimum revenue levels as set forth in the 2021 Loan Agreement. In August 2021, the 2021 Loan Agreement was amended to change the monthly compliance reporting to quarterly reporting. For the three months ended September 30, 2021, the Company was not in compliance with the trailing three-month minimum revenue requirement. In November 2021, the Company further amended the 2021 Loan Agreement so that the trailing three-month minimum revenue requirement begins December 31, 2021 once the Company’s cash balance falls below $55 million. Additionally, the interest-only period was extended until August 1, 2022 and the maturity date was amended to January 1, 2025. The Company will assess the amendment to the 2021 Loan Agreement for debt modification or extinguishment under ASC 470 and account for the change prospectively.
The 2021 Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict the Company’s ability to do the following things: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; engage in businesses that are not related to the Company’s existing business; add or change business locations; incur additional indebtedness; incur additional liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and make certain amendments or payments in respect of any subordinated debt. In addition, the 2021 Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our bank accounts, protection of our intellectual property, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries. Except as detailed above, the Company is in compliance with its covenants as of September 30, 2021.
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

The Company bifurcated a compound derivative liability related to the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement. The contingent put option liability was valued and separately accounted for in the Company’s condensed consolidated financial statements. The contingent put option liability is classified as a component of derivative liabilities on the condensed consolidated balance sheet. As of September 30, 2021, the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (see Note 3).
The estimated future principal payments due under the 2021 Loan Agreement were as follows:

September 30, 2021
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
10.STOCK-BASED COMPENSATION
For the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $0.4 million, less than $0.1 million, $0.6 million, and less than $0.1 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.
The Company’s Board of Directors approved the adoption of the SGI-DNA, Inc. 2019 Stock Plan (the 2019 Plan) in March 2019. The 2019 Plan permitted the Company to grant up to 5,544,187 shares for options and restricted stock units of the Company’s common stock. On March 3, 2021, the Company’s Board of Directors and stockholders approved the termination of the 2019 Plan and the adoption of the 2021 Equity Incentive Plan (the 2021 Plan). 6,000,000 shares of common stock were reserved for issuance under the 2021 Plan.
The 2021 Plan provided for the grant of incentive and non-statutory stock options to employees, non-employee directors and consultants of the Company. Options granted under the 2019 Plan and 2021 Plan generally become exercisable over a 4-year period following the date service begins and expire 10 years from the date of grant. The exercise price of incentive stock options granted under the 2019 Plan and 2021 Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of the grant, except for greater than 10% stockholders for which the exercise price of incentive stock options granted under the 2019 Plan and 2021 Plan must be at least equal to 110% of the fair value of the Company’s common stock at the date of the grant, as determined by the Board of Directors. The exercise price of non-statutory options granted under the 2019 Plan and 2021 Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The 2019 Plan and 2021 Plan granted the Company a right of first refusal to repurchase shares issued under the plan at a price set by the optionee, which right terminated upon the IPO. As of September 30, 2021 and December 31, 2020, there were no outstanding shares subject to these repurchase rights.
Effective in connection with the IPO, the Company established the 2021 Stock Incentive Plan (the 2021 SIP), which reserved 3,500,000 shares of common stock for future issuance, and the 2021 Employee Stock Purchase Plan (the ESPP), which reserved 350,000 shares of common stock reserved for future issuance.

Stock option activity under the 2019 Plan and 2021 Plan for the nine months ended September 30, 2021 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2020	760,159	$0.60	8.7	$2,884
Options granted	2,161,464	6.74	9.6	9,489
Options exercised	(284,670)	0.59	7.9	3,001
Options cancelled	(267,257)	2.51	8.9	2,303
Balances at September 30, 2021	2,369,696	$5.98	9.4	$12,193
Vested and expected to vest at September 30, 2021	2,369,696	$5.98	9.4	$12,193
Exercisable at September 30, 2021	114,107	$0.54	7.9	$1,208

There were 2,161,464 options granted during the nine months ended September 30, 2021. The weighted average grant date calculated fair value of options granted during the nine months ended September 30, 2021 was $3.98 per share.
The calculated value of option grants during the nine months ended September 30, 2021 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2021
Risk free interest rate	1.2%
Expected dividend yield	—%
Expected term	6.1 years
Expected volatility	38.9%

Stock-based compensation expense related to stock options was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021

Research and development	$5	$12
Sales and marketing	22	52
General and administrative	338	514
Total	$365	$578

As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $7.8 million, which is expected to be recognized over a weighted average period of 3.3 years.
11.INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021, as the Company incurred losses for the nine months ended September 30, 2021 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2021, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.
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
As of September 30, 2021, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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
Codexis Trademark Litigation
In May 2020 Codexis, Inc. (Codexis) filed a complaint against the Company relating to its CODEX DNA name based on Codexis’ rights in the CODEX and CODEXIS mark in the U.S. District Court, Northern District of California for federal and common law trademark infringement and unfair competition/false designation (the Complaint). Codexis seeks injunctive relief, including that the Company cease all use of the term CODEX and any other trademark confusingly similar to the marks CODEX and CODEXIS and not apply for registration of or register the CODEX mark or any other mark confusingly similar to the CODEX or CODEXIS marks, transfer to Codexis all domain names and social media accounts/user names that include the term “codex” and pay damages (consisting of Codexis’s actual damages, a disgorgement of the Company’s profits and punitive damages as permitted by California common law) as well as attorneys’ fees and costs. The Company has been defending the case and recently transitioned to new counsel. The parties are scheduled to complete discovery in January 2022, and if the Company cannot resolve the matter with Codexis, then a jury trial is scheduled to begin in April 2022.
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
The complaint, filed in the Superior Court of California, County of San Diego, charges Dr. Nelson with breach of contract, SGI-DNA with tortious interference, and both with unfair competition. The complaint seeks permanent injunctive relief, monetary damages and other equitable relief (including restitution) against the Defendants. The civil jury trial, initially scheduled for April 24, 2020, and rescheduled to August 27, 2021, is now a bench trial that is scheduled to begin January 7, 2022.
It is not possible at this time to assess whether the outcome of these complaints will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, the Company has not accrued any accrual for a contingent liability associated with these legal proceedings based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time.
Contingencies
As described in the Note 8 above, the Company had a success fee contingent liability to a creditor that will require a payment of $0.8 million. This contingent liability was recorded at its fair value of $0.5 million at December 31, 2020 and was paid in full during the three months ended September 30, 2021.
Leases
The Company’s non-cancelable lease commitments are described in Note 7.

13.NET LOSS PER SHARE
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,824)	$(4,465)	$(26,467)	$(12,427)
Net loss attributable to common stockholders	$(9,824)	$(4,465)	$(26,467)	$(12,427)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,299,769	5,001,035	14,485,161	5,000,442
Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.89)	$(1.83)	$(2.49)

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

	September 30,
	2021	2020
Series Z convertible preferred stock (as converted to common stock)	—	2,500,000
Series A convertible preferred stock (as converted to common stock)	—	7,599,274
Series A-1 convertible preferred stock (as converted to common stock)	—	4,980,055
Warrants to purchase common stock	—	1,081,745
Warrants to purchase Series A-1 convertible preferred stock (as converted to common stock)	—	154,022
Stock options to purchase common stock	2,369,696	745,160
Total	2,369,696	17,060,256

14.RETIREMENT PLAN
The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the nine months ended September 30, 2021 and 2020.
15.RELATED PARTY TRANSACTIONS
During each of the nine months ended September 30, 2021 and 2020, the Company made payments to related parties of approximately $0.2 million for payments to board members and services relating to intellectual property matters, including patent filings and patent prosecution.
16.SUBSEQUENT EVENTS
On November 9, 2021, the Company entered into a Share Purchase Agreement (the Eton Share Purchase Agreement) with EtonBio, Inc. (Eton), a privately held provider of synthetic biology products and services, and the shareholders of Eton, pursuant to which the Company will acquire all of the issued and outstanding stock of Eton for $12.9 million in cash. The Company expects the transaction to close in the next 60 days.

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
We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through September 30, 2021, we have launched eight BioXp kits, three benchtop reagent kits, and several other synthetic biology products, including 13 SARS-CoV-2 full-length genomes and RNA controls as well as our Vmax X2 cells. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of September 30, 2021, our customer base was composed of over 300 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.
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
We have incurred significant operating losses since our inception. During the nine months ended September 30, 2021 and 2020, our revenue was $8.0 million and $4.6 million, respectively. As of September 30, 2021, we had cash and cash equivalents of $109.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $26.5 million and $12.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $52.8 million.
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
Other Expense, Net
Interest Expense
Interest expense primarily consists of cash and non-cash interest on our term loan facilities, the Purchase Note, and our finance leases.
Change in Fair Value of Derivative Liabilities
Change in fair value of derivative liabilities consists of the change in fair value of our SGI participation right liability, warrant liabilities, contingent put option liability, and success fee contingent liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. In connection with our IPO in June 2021, the participation right was extinguished and the warrants underlying our warrant liability were exercised. The success fee contingent liability was paid in full during the three months ended September 30, 2021. At September 30, 2021, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheets.
Other Expense,Net
Other expense, net consists primarily of gains on the disposal of fixed assets and losses on the write off of intangible assets.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue
Product sales	$2,180	$1,285	$895
Royalties and other revenue	606	350	256
Total revenue	2,786	1,635	1,151
Cost of revenue	1,624	739	885
Gross profit	1,162	896	266
Operating expenses:
Research and development	3,593	2,345	1,248
Sales and marketing	2,955	1,861	1,094
General and administrative	4,055	990	3,065
Total operating expenses	10,603	5,196	5,407
Loss from operations	(9,441)	(4,300)	(5,141)
Other expense, net:
Interest expense, net	(381)	(169)	(212)
Change in fair value of derivative liabilities	15	12	3
Other expense, net	(13)	(6)	(7)
Total other expense, net	(379)	(163)	(216)
Loss before provision for income taxes	(9,820)	(4,463)	(5,357)
Provision for income taxes	(4)	(2)	(2)
Net loss	$(9,824)	$(4,465)	$(5,359)

Revenue
Revenue for the three months ended September 30, 2021 was $2.8 million, compared to $1.6 million for the three months ended September 30, 2020. This increase of $1.2 million was primarily driven by new product introductions. The 3250 BioXp system, which launched in late 2020, led to a $0.9 million increase in product and reagent sales, as well as increased biofoundry services. Royalties and other revenue increased by $0.3 million because of an increase in revenue related to the licensing of our products, as well as collaboration research programs which began in 2021.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2021 was $1.6 million, compared to $0.7 million for the three months ended September 30, 2020. This increase of $0.9 million was primarily driven by higher raw material costs associated with sales of reagents and biofoundry services of $0.7 million, higher instrument units sold of $0.3 million and costs related to our collaboration research programs of $0.2 million. These increases were offset by a $0.3 million decrease in other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2021 were $3.6 million, compared to $2.3 million for the three months ended September 30, 2020. The $1.3 million increase was primarily due to increases of $0.9 million in personnel expenses and $0.4 million of research and development expenses due to our increase in headcount related to our product development efforts, which were partially offset by allocations of research and development costs attributable to our revenue from collaborations.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2021 were $3.0 million, compared to $1.9 million for the three months ended September 30, 2020. This increase of $1.1 million was primarily due to an increase of $0.9 million in personnel expenses as we increased our headcount related to our sales and marketing efforts in Europe, as well as an increase of $0.2 million in facility related and other expenses due to general cost increases related to additional sales and marketing activities.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2021 were $4.1 million, compared to $1.0 million for the three months ended September 30, 2020. The $3.1 million increase was primarily due to an increase of $1.3 million in personnel expenses due to an increase in general and administrative headcount, a $0.9 million increase in professional services primarily due to increased costs of consulting, legal services and audit and accounting costs and an increase of $0.9 million in facility related and other costs was primarily due to insurance costs and other expenses.
Other Expense, Net
Other expense, net for the three months ended September 30, 2021 was a net expense of $0.4 million, compared to a net expense of $0.2 million for the three months ended September 30, 2020. The increase of $0.2 million was primarily due to an increase in interest expense as a result of the 2021 Loan Agreement.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue
Product sales	$6,099	$3,720	$2,379
Royalties and other revenue	1,866	919	947
Total revenue	7,965	4,639	3,326
Cost of revenue	4,548	1,933	2,615
Gross profit	3,417	2,706	711
Operating expenses:
Research and development	9,217	6,263	2,954
Sales and marketing	7,881	4,758	3,123
General and administrative	9,596	2,876	6,720
Total operating expenses	26,694	13,897	12,797
Loss from operations	(23,277)	(11,191)	(12,086)
Other expense, net:
Interest expense, net	(1,001)	(502)	(499)
Change in fair value of derivative liabilities	(1,532)	(655)	(877)
Loss on extinguishment of debt	(618)	—	(618)
Other expense, net	(29)	(77)	48
Total other expense, net	(3,180)	(1,234)	(1,946)
Loss before provision for income taxes	(26,457)	(12,425)	(14,032)
Provision for income taxes	(10)	(2)	(8)
Net loss	$(26,467)	$(12,427)	$(14,040)

Revenue
Revenue for the nine months ended September 30, 2021 was $8.0 million, compared to $4.6 million for the nine months ended September 30, 2020. This increase of $3.4 million was primarily driven by increased product sales due to new product introductions. The 3250 BioXp system, which launched in late 2020, led to a $2.4 million increase in product and reagent sales, as well as increased biofoundry services. Royalties and other revenue increased by $1.0 million due to collaboration research programs beginning in 2021, as well as an increase in royalties from third-party customers.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2021 was $4.5 million, compared to $1.9 million for the nine months ended September 30, 2020. This increase of $2.6 million was primarily driven by higher raw material costs associated with reagents and biofoundry services of $1.4 million, higher instrument units sold of $1.1 million, and costs related to our collaboration research programs of $0.5 million. These increases were partially offset by a $0.4 million decrease in other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2021 were $9.2 million, compared to $6.3 million for the nine months ended September 30, 2020. This increase of $2.9 million was due to an increase of $2.3 million in personnel expenses related to an increase in headcount related to our product development efforts, which were offset by allocations of research and development costs attributable to our revenue from collaborations, as well as an increase of $0.6 million in professional services and facility and other costs due to general increases in research and development activities and legal expenses for patent and IP expenses.

Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2021 were $7.9 million, an increase of $3.1 million when compared to the $4.8 million for the nine months ended September 30, 2020. The increase was primarily due to increased personnel expenses of $2.8 million due to an increase in headcount related to our sales and marketing efforts in our expansion into Europe. Professional services and facility and other costs increased $0.3 million primarily due to increases in our digital marketing activities and general cost increases related to addition sales and marketing activities.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2021 were $9.6 million, compared to $2.9 million for the nine months ended September 30, 2020, an increase of $6.7 million. The increase was primarily due to an increase of $2.6 million in personnel expenses due to the timing of personnel additions and employee recruiting fees related to preparation for an initial public offering in 2021, an increase of $2.7 million in professional services primarily due to increased costs of consulting, legal services and audit and accounting costs related to preparation for an initial public offering in 2021 and an increase of $1.4 million in facility related and other costs was related to increases in insurance costs, cyber security, and office equipment and supplies.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2021 was a net expense of $3.2 million, compared to a net expense $1.2 million for the nine months ended September 30, 2020. The increase of $1.9 million was primarily due to the change in fair value of derivative liabilities due to the completion of the IPO, the loss on extinguishment of debt under the 2019 Loan Agreement, and an increase in interest expense as a result of the 2021 Loan Agreement.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $20.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). As of September 30, 2021, we had cash and cash equivalents of $109.8 million.

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
Cash Flows
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(24,259)	$(10,822)
Net cash used in investing activities	(498)	(114)
Net cash provided by (used in) financing activities	121,096	(82)
Net increase (decrease) in cash	$96,339	$(11,018)

Operating Activities
During the nine months ended September 30, 2021, operating activities used $24.3 million of cash, primarily resulting from our net loss of $26.5 million and changes in our operating assets and liabilities of $2.0 million, partially offset by non-cash charges of $4.2 million. Non-cash charges consisted primarily of the change in fair value of derivative liabilities of $1.5 million as a result of our IPO, loss on debt extinguishment of $0.6 million, depreciation and amortization expense of $0.6 million, $0.4 million related to amortization of our debt discount, amortization of our right-of-use operating lease asset of $0.5 million and $0.6 million in stock-based compensation. Net changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $2.2 million increase in deposits, prepaid expenses and other current assets, a $1.1 million increase in inventories and a $0.7 million increase in accounts receivable, partially offset by a $2.7 million increase in accounts payable, accrued payroll and accrued liabilities.
During the nine months ended September 30, 2020, we used $10.8 million of cash in operations, primarily resulting from our net loss of $12.4 million and net cash used in changes in our operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $2.0 million. Non-cash charges consisted primarily of the change in fair value of derivative liabilities of $0.7 million, depreciation and amortization expense of $0.7 million, amortization of right-of-use assets of $0.4 million, and $0.2 million related to amortization of our debt discount.
Investing Activities
During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $0.5 million and $0.1 million, respectively, consisting of purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $121.1 million, consisting primarily of net proceeds from our IPO of $112.5 million and from borrowings of $14.9 million from the issuance of debt under the 2021 Loan Agreement, partially offset by $6.1 million related to the repayment and extinguishment of debt from the 2019 Loan Agreement.
During the nine months ended September 30, 2020, net cash used in financing activities was $0.1 million, consisting primarily of principal payments on leased equipment.
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
We had identified a contingent liability to pay a success fee to the lender as well as a bifurcated compound derivative liability related to a contingent interest feature and acceleration clause (contingent put option). The success fee contingent liability and the bifurcated embedded derivative were valued and separately accounted for in the accompanying condensed consolidated financial statements. The fair value of the success fee was recorded as a contingent liability within derivative liabilities on our condensed consolidated balance sheets and corresponding discount to the loans under the 2019 Loan Agreement. We classified the contingent put option liability within derivative liabilities on our condensed consolidated balance sheets. We remeasured both liabilities to fair value at each reporting date, and we recognized changes in the fair value as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the success fee contingent liability until the success fee was paid. The contingent put option liability was extinguished when the 2019 Loan Agreement was repaid in full in March 2021. The success fee contingent liability was paid in full during the three months ended September 30, 2021.
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
Under the 2021 Loan Agreement, we covenant to maintain as of the last day of each quarter, certain consolidated trailing three-month minimum revenue levels as set forth in the 2021 Loan Agreement. For the three months ended September 30, 2021, we were not in compliance with the trailing three-month minimum revenue requirement. In November 2021, we further amended the 2021 Loan Agreement so that the trailing three-month minimum revenue requirement begins December 31, 2021 and when our cash balance falls below $55 million. Additionally, the interest-only period was extended until August 1, 2022 and the maturity date was amended to January 1, 2025. We will assess the amendment to the 2021 Loan Agreement for debt modification or extinguishment under ASC 470 and account for the change prospectively.
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
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations at September 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$947	$947	$—	$—	$—
Finance lease commitments (2)	107	89	18	—	—
Debt obligations (3)	17,743	2,099	13,213	2,431	—
Total	$18,797	$3,135	$13,231	$2,431	$—

(1)Consists of payments due for our lease of office space in San Diego, California that is estimated to expire in September 2022.
(2)Consists of payments due for our leases of two pieces of equipment that expire between October 2022 and December 2022.
(3)Consists of the contractually required principal and interest payable under the 2021 Loan Agreement. For purposes of this table, the interest due under the 2021 Loan Agreement was calculated using an assumed interest rate of 7.25% per annum, which was the interest rate in effect as of September 30, 2021 and assumes no borrowings under the second term loan.
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
There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Final Prospectus filed pursuant to Rule 424(b) on June 21, 2021.
Recently Issued Accounting Pronouncements
See Note 2 to our annual consolidated financial statements included in the Final Prospectus filed pursuant to Rule 424(b) on June 21, 2021 for a description of recent accounting pronouncements applicable to our financial statements.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
As of September 30, 2021, we had cash and cash equivalents of $109.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance.
As of September 30, 2021, we had $15.0 million of borrowings outstanding under the 2021 Loan Agreement. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The prime interest rate as of September 30, 2021 was 3.25% per annum. An immediate 10% change in the 30-day prime rate would not have a material impact on our debt-related obligations, financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2021 and 2020. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We do not currently own a U.S. trademark registration or U.S. trademark application for CODEX or Codex DNA but we do not believe there is any material customer confusion as a result of our use of the CODEX DNA name. In April 2020, we began using the name CODEX DNA, a rebrand from our prior name SGI-DNA to empower scientific researchers in academic and commercial setting. We plan to vigorously defend ourselves. A private mediation took place on June 25, 2021, but the parties did not reach settlement. We recently transitioned to new counsel and the parties are scheduled to complete discovery in January 2022. If we cannot resolve this matter with Codexis, then a jury trial is scheduled to begin in April 2022.
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
On April 9, 2021, the Defendants filed a motion for summary judgment, or in the alternative, summary adjudication, with regard to all causes of action. A hearing on this motion was held on June 25, 2021, at which time the court granted the motion in summary judgement on behalf of SGI-DNA and Dr. Nelson on three of the four claims. The court directed the parties back to mediation on the remaining claim but there was no resolution. The civil jury trial, initially scheduled for April 24, 2020, and rescheduled to August 27, 2021, is now a bench trial that is scheduled to begin January 7, 2022.

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
We are an early-stage synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred net losses of $8.3 million for the period from March 8, 2019 through December 31, 2019 and $18.0 million for the year ended December 31, 2020. We incurred net losses of $4.5 million and $9.8 million in the three months ended September 30, 2020 and 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $52.8 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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
■a minimum revenue covenant when our cash balance is below a certain threshold;
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
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our President and Chief Executive Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; Jennifer I. McNealey, our Chief Financial Officer; and Laurence Warden, our Vice President of Engineering and Instrumentation, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Dr. Gibson, Ms. McNealey, and Mr. Warden, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executives officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of September 30, 2021, we had 125 employees in the United States and eight full-time employees internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have only been in operation as a stand-alone company since March 2019. As our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
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
Certain disruptions in supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes or nucleotides, each of which we currently primarily source from single supplier, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations. Any supply interruption of our materials could limit our ability and the ability of our suppliers to manufacture our products and could therefore harm our business, financial condition and results of operations.
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
As of September 30, 2021, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned 68% of our outstanding common stock in the aggregate, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
None during the three months ended September 30, 2021.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street will terminate upon the occupancy of office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, which will occur subsequent to the renovation and build-out of the spaces. The Wateridge Pointe lease provides for a tenant improvement (TI) allowance for the renovation and build-out of the spaces up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Rent for the Wateridge Pointe lease will be approximately $3.9 million per year beginning upon lease commencement, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10421 and 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street are expected to occur in the second half of 2022. The aggregate lease payments over the term of the lease are estimated at $45.1 million.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Lease by and between the Registrant and BRE-BMR Wateridge Pointe LP dated September 29, 2021
10.2	Separation and General Release Agreement
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† The certifications attached as Exhibit 31.1, 31.2 and 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CODEX DNA, INC.
Date: November 10, 2021

By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021

By:	/s/ Jennifer I. McNealey
Jennifer I. McNealey
Chief Financial Officer
(Principal Financial Officer)