Form 10-K
period 2021-12-31
Codex DNA, Inc.
filed 2022-03-23
CIK 1850079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40497
Codex DNA, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-1216839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9535 Waples Street, Suite 100 San Diego, CA	92121-2993
(Address of Principal Executive Offices)	(Zip Code)
(858) 228-4115
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DNAY	Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $22.00 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $200.9 million. In determining the market value of non-affiliate common stock, shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 29,326,513 shares of common stock as of February 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Annual Report), contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, expected research and development costs, regulatory strategy, timing, and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
■estimates of the synthetic biology market, market growth, and new market expansion;
■our future revenue, expenses, inflationary pressures, capital requirements and our needs for additional financing;
■our expectations regarding the rate and degree of market acceptance of our BioXp system, BioXp kits and benchtop reagents;
■the ability of our products to facilitate the design-build-test paradigm of synthetic biology;
■the size and growth of the synthetic biology market and competitive companies and technologies and our industry;
■our ability to manage and grow our business;
■our ability to develop and successfully commercialize new products;
■our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
■the performance of third-party manufacturers and suppliers and our ability to qualify second-source suppliers;
■the potential effects of government regulation and our compliance with these regulations;
■our ability to hire and retain key personnel and to manage our future growth effectively;
■our ability to obtain additional financing in future offerings;
■the volatility of the trading price of our common stock;
■the impact of local, regional, and national and international economic conditions and events;
■the impact of COVID-19 on our business;
■our expectations about market trends; and
■other risks and uncertainties, including those listed in the section titled “Risk Factors.”
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we file this Annual Report, whether as a result of any new information, future events or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
We use the Codex DNA logo, BioXp, Gibson Assembly, RapidAMP, Vmax, CleanCap and other marks as trademarks in the United States and other countries. This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

Part I
BUSINESS
Overview
We are a leading synthetic biology company focused on enabling researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA that is ready to use in many downstream synthetic biology enabled markets. Our synthetic biology solution addresses the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of high-quality DNA and mRNA at a useable scale. A key part of our on-market solution is our BioXp system, an end-to-end automated workstation that fits on the benchtop and is broadly accessible due to its ease-of-use and hands-free automation. We believe our BioXp system and future product offerings can democratize synthetic biology by simplifying the process of building DNA and mRNA, thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.
Synthetic biology involves the engineering of biological components from a digital DNA sequence, enabling the construction of macromolecules and organisms with new and improved biological functions. It is being used across multiple markets, including:
■healthcare, to discover, develop and produce novel therapeutics and vaccines;
■agriculture, to improve crop yields and create novel food sources;
■technology, to potentially store and retrieve digital data using DNA; and
■various consumer markets.
Synthetic biology is enabled by numerous technologies that facilitate the design-build-test paradigm of new or modified biological components. Any inefficiency across these three phases can create a bottleneck hindering the rapid iteration within product development. In the build phase, the process of writing synthetic DNA or mRNA for an improved biological function is characterized by multiple, complex processes that involve numerous time-consuming and technical steps, including DNA synthesis, DNA assembly, DNA cloning, and DNA scale-up in E. coli with multiple DNA purification steps in between. If the final product is mRNA, the process continues with additional technical steps including mRNA synthesis, mRNA modifications at each end and multiple mRNA purification steps. Currently, these processes are carried out in laboratories by highly skilled researchers using multiple kits, each designed to perform one or more of the technical steps. Depending on the length and complexity of the desired synthetic DNA or mRNA product, the build process may involve hundreds of manual steps, require numerous different kits and take days, weeks or months to complete. As an alternative solution, many, but not all, of these steps can be outsourced to a molecular biology contract research organization (CRO) for completion, shifting those challenges from the end user to the CRO. However, outsourcing poses additional limitations including lack of workflow control, unpredictable timelines and data security issues. Whether in-house or through a CRO, existing solutions for building synthetic DNA and mRNA have deficiencies, for instance:
■inconsistent levels of fidelity of DNA and mRNA fragments reducing overall yields of usable material;
■inability to construct stretches of DNA and mRNA sequence that have particular features;
■inability to construct DNA and mRNA sequences above a certain size; and
■inability to produce the end product in sufficient quantities for downstream applications.
All of these limitations produce bottlenecks across the build phase, which have significantly hindered the ability of synthetic biology to deliver on its full potential.
We developed our synthetic biology solution to address the significant unmet need in the market for an approach that can automate, integrate, optimize and standardize the process for building synthetic DNA and mRNA. Our synthetic biology solutions are comprised of our:
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
■Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS): SOLA EDS is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines. SOLA EDS technology will be integrated into Codex DNA’s future BioXp Oligo Printer and BioXp Digital-to-Biological Converter systems, providing customers with an end-to-end solution for their life science research and synthetic biology needs.
Our solutions are designed to offer the following benefits:
■consolidation of the build phase within a single end-to-end automated system;
■flexibility across a variety of DNA, mRNA, and protein applications;
■fast and scalable results;
■ability to construct genes, mRNA and clones across a wide range of sizes and complexity;
■industry-leading quality and performance;
■enhanced productivity; and
■customer protection of proprietary vectors.
We have developed and commercialized products that include BioXp systems, including our current BioXp 3250 system, BioXp kits for generating a wide array of synthetic DNA and mRNA, and benchtop reagents that complement the automated synthetic biology workflow applications and workflow solutions. We believe that our integrated BioXp systems and BioXp kits represent the industry’s leading synthetic biology workflow automation solution and provide us with a first mover advantage in the rapidly growing synthetic biology market. As part of our continuing effort to improve the processes of synthetic biology, we are currently developing next-generation BioXp systems and BioXp kits with the goal of transforming rapid demand-response workflows in synthetic biology and consolidating supply chains and enabling global distributed manufacturing for discovery, pre-clinical and clinical applications. We also use our BioXp 3250 system, BioXp kits and benchtop reagents to perform services for customers.
Our BioXp systems are intended to address the needs of the synthetic biology customer by providing an unmatched capability to rapidly synthesize high-quality DNA and mRNA. With future system releases and extensions, we plan to address the continuum of research needs across the central dogma of molecular biology by enabling cell-free production of high-quality synthetic DNA, mRNA and protein for the discovery, development and manufacturing of enabled products across a wide range of markets. We are strategically focused on providing workflow solutions for markets with high-value enabled products such as those in healthcare and technology.
We currently provide workflow solutions for the following areas:
■synthetic DNA for antibody and protein engineering of biologic drugs;
■synthetic DNA for genome editing;
■synthetic DNA for metabolic pathway engineering;
■immune monitoring;
■synthetic mRNA for infectious disease vaccine discovery and development;
■mRNA-based vaccines for precision medicine; and
■mRNA-based therapeutics.
We are currently developing workflow solutions for the following areas:
■global distributed manufacturing of vaccines;
■synthetic protein for biologics discovery; and
■synthetic DNA for digital data storage.
We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through December 31, 2021, we have launched eight BioXp kits, three benchtop reagent kits, and several other synthetic biology products, including 14 SARS-CoV-2 full-length genomes and RNA controls as well as our Vmax X2 cells. We have placed approximately 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2021, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.
Early Access Collaboration and Licensing Agreement with Pfizer
In December 2021, we entered into a Research Collaboration and License Agreement with Pfizer Inc. (Pfizer) pursuant to which we agreed to collaborate with Pfizer to further develop Codex DNA’s novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal included an upfront payment from Pfizer to us, along with success-based technical milestone payments that could be earned in the near term. We are also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of our technology developed and licensed under the agreement.
Acquisition of EtonBio, Inc.
In November 2021, we completed the acquisition of EtonBio Inc. (Eton), a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical and biotechnology industries. Eton utilizes innovative techniques, sustainable practices and exceptional customer service to meet the research community's need for high-quality DNA sequencing and oligo synthesis. Eton also markets DNA prep services and products such as antibodies, peptides and metabolism assay kits.
Industry Overview
Background on Synthetic Biology
Synthetic biology is a well-established and rapidly expanding field of science that involves the engineering of biological components such as genes, mRNA, proteins, viruses and living cells starting from a digital DNA sequence, enabling the construction of those macromolecules and organisms with new and improved biological functions. The application of synthetic biology is constantly expanding, and new end markets are emerging, driven by continued innovation, a growing understanding of biology and access to novel research tools. For example, in healthcare, synthetic biology is being used to discover, develop and produce novel DNA-, mRNA-, and protein-based therapeutics and vaccines (e.g., antibody-based biologics, mRNA-based COVID-19 vaccines and personalized cancer therapeutics). In agriculture, synthetic biology is being utilized to improve crop yields and create novel food sources (e.g., plant-based meat products). Similarly, in technology, synthetic biology may lead to the ability to store and retrieve digital data using DNA. Finally, in consumer markets, synthetic biology is being employed in a variety of applications. For example, synthetic biology is used to construct clothes from renewable, bio-based sources, to develop biofuels and renewable energy from engineered microbes, and to produce plastics from biodegradable polymers.
In its January 2020 report, BCC Research estimated that the global synthetic biology market was $5.3 billion in 2019 and projected that market to grow at a compound annual growth rate (CAGR) of 29%, reaching an estimated market size of $18.9 billion by 2024. Of this $5.3 billion market, BCC Research estimated that enabling technologies, such as our workflow solutions, represented an approximate $2.6 billion market opportunity in 2019. Additionally, within this market, Transparency Market Research estimated that the in-vitro transcription template market (mRNA production) was $118 million in 2020 and is growing at a CAGR of 19.8%, reaching an estimated market size of $332 million by 2025.
The synthetic biology market falls into two broad sectors:
■Enabling technologies: The molecular biology methods (e.g., DNA sequencing, DNA synthesis, DNA assembly, molecular cloning, mRNA production, protein synthesis and expression, genome editing, and bioinformatics software for DNA sequence design and analysis) that employ molecular biology components (e.g., oligonucleotides, enzymes, buffers, vectors, and competent cells) to engineer higher value products that have new or improved utility from a DNA sequence “blueprint”.
■Enabled products: These are the end products and include, but are not limited to, therapeutics based on principles of antibody and protein engineering of biologic drugs, mRNA-based vaccines, genetic medicines (e.g. DNA and mRNA therapeutics), and sustainable foods and biofuels resulting from the use of synthetic biology, as well as DNA data storage solutions.

Figure 1: Estimated Global Synthetic Biology Market (in Billions)

CAGR %
$18.9
28.8%
$9.9
30.0%
$5.3
$2.7
$8.9
27.6%
$2.6
2019
2024
Enabling Technologies
Enabled Products

According to the BCC Research report, a driver of the rapid growth of the synthetic biology market is the advances in enabling technologies and the downstream benefits being realized in key enabled product markets like healthcare. These advances in enabling technologies have increased market demand for high-value products that can be produced by synthetic biology methods. This in turn has resulted in a rapid growth of synthetic biology CROs and molecular biology reagent kits, which have been created to serve the higher demand requirements of an evolving synthetic biology market, particularly for drug discovery, agriculture, consumer and industrial products. Scientists increasingly want to build DNA and introduce those molecules into organisms to create cell-based discovery and production systems for new biologics and small-molecule drugs. Research clinicians are recognizing the importance of synthetic biology and beginning to apply the construction of synthetic DNA and mRNA to the development of precision medicines, in the form of mRNA-based cancer vaccines, particularly for immuno-oncology. Pharmaceutical companies have begun integrating synthetic biology approaches in their facilities to develop state-of-the-art vaccines and biologics that are DNA-, mRNA-, and protein-centric. All of these approaches require the ability to make high-quality synthetic DNA comprising entire gene sequences and, in some instances, expressing those genes to make synthetic mRNA and synthetic proteins. With the success of FDA-approved mRNA-based COVID-19 vaccines, it is expected that interest in mRNA-based therapeutics and vaccines utilizing synthetic biology technology will remain strong.
Synthetic biology is enabled by numerous technologies that facilitate highly-iterative experimental design. These technologies permit “reading” of the DNA code of a desired gene, engineering and synthetic construction of biological products using those blueprints, and testing of the constructed products to determine whether they perform in the desired manner. Once a DNA sequence is read, the gene of interest can be built or written from a pool of building blocks using molecular synthesis techniques. In addition, once a gene is read, researchers can redesign the gene to produce new and improved biological functionality, and then build the redesigned gene and analyze its activity in a fully biological system during a test phase. Reading is then used once again to confirm the DNA sequence that provides the desired function of the biological sample that was designed, built and tested. Reading and writing genes opens the door to a new synthetic biology paradigm for iterating on the design-build-test phases and creates a powerful and flexible approach to developing a wide variety of enabled products, including mRNA-based vaccines and protein-based drugs. Decades of gene sequencing work and functional genetic studies to understand what genes do have produced a huge cache of content that researchers can use to design new or modified genetic material.
Over the last 20 years, synthetic biology has experienced a transformation, driven by numerous innovations in enabling technologies. The initial breakthrough was DNA sequencing for reading the DNA and beginning to understand DNA coding. However, early sequencing instruments were slow and expensive, creating a bottleneck in the use of genetic sequence data and its application to both additional research and commercial applications. More recently, the advent of high-performance, low-cost next-generation sequencing (NGS) systems has enabled wide adoption, with over 15,000 such systems installed in research labs globally, resulting in an increase in genetic discoveries in humans and a wide range of organisms, including bacteria, plants and insects and animals. These sequencing systems are generating large amounts of information about genetic composition and have led to the creation of private and public databases around the world containing DNA sequences. Recently, advances in computing power, machine learning and computational modeling have enabled biologists to better analyze this increasing amount of genomic information and inform experimental design or engineering of genes, genetic pathways and even complete chromosomes to achieve the desired biological improvement. Given the volume and understanding of DNA sequence content, the bottleneck in synthetic biology has shifted from reading to writing DNA in an effort to facilitate the rapid design of DNA and mRNA for use in the downstream synthetic biology enabled markets.
The next critical advancement in the field of synthetic biology was the ability to construct genetic sequences de novo from their chemical components via DNA synthesis. This enabled researchers to capitalize on the genetic discoveries and improvements in computational design to build or write engineered DNA. The advancements in enabling technologies for both reading and writing DNA have allowed synthetic biologists to engineer changes in genes, metabolic pathways and organisms with greater ease, precision and scale, resulting in a new paradigm with rapid iteration of product cycles and greater predictability of results. The following graphic illustrates this paradigm.
Figure 2: The Synthetic Biology Paradigm
This new paradigm is characterized by three key steps—design, build, test—which are continuously iterated to drive feedback into the design phase for the following iteration until the desired biological result is achieved. With DNA as the software of life, biologists can now write code like software engineers and write genes to perform as desired. The design-build-test synthetic biology paradigm begins with the DNA sequencing or reading of a biological sample, providing a “blueprint” for the design phase. The outcome of the design phase is a DNA sequence that is chemically synthesized in the build phase and, as necessary, converted to mRNA or protein. The outcome of the build phase is synthetic DNA, mRNA or protein, which can then be readily assayed for desired function in the test phase.
Under the current paradigm, DNA readers are integrated within the build and test phases to confirm the blueprints are being generated as expected in the build phase for quality control and to identify the DNA sequence of the optimal blueprint discovered in the test phase. If the outcome of the test phase is that further optimization is desired, the process is iterated again, starting at the design phase. This design-build-test paradigm highlights the importance and opportunity for products and technologies focused on enhancing the speed and scale of the design phase. This efficiency can be accomplished by placing scalable platform technologies for reading and writing in close proximity.
The Build Phase for Synthetic DNA and mRNA
Any inefficiencies across the design, build, or test phase can create a bottleneck in the highly-iterative design-build-test paradigm. This especially holds true for the build phase as the process of “writing” synthetic DNA for an improved biological function is characterized by multiple, complex processes that involve numerous time-consuming and technical steps, including (1) DNA synthesis; (2) DNA assembly; (3) DNA cloning; and (4) DNA scale-up in E. coli.
Figure 3: The Build-Phase
Writing synthetic DNA
1.DNA synthesis: DNA is made from four molecular building blocks called nucleotides: adenine (A), cytosine (C), guanine (G) and thymine (T). These closely related molecules form long linear chains consisting of thousands or more nucleotides. In the same way that the “zeroes” and “ones” in digital code can instruct a machine or other computer code to act, the specific order of nucleotides in a strand of DNA imparts the information for an organism to make proteins, which ultimately control the chemical reactions that enable cellular function.
■The first step towards building synthetic DNA begins with determining the precise sequence of nucleotides of the gene to be synthesized. Computational tools are typically employed to modify, in silico, the sequence of the gene to achieve the desired improvement in biological function.
■Next, due to challenges in synthetically manufacturing long sequences of DNA, various bioinformatics tools are used to break the desired in silico DNA sequence into short, overlapping pieces of approximately 60 nucleotides in length.
■The in silico “blueprints” for the desired DNA fragment or gene are then converted into the physical pieces of DNA. To do so, each nucleotide of the desired short gene fragment specified in the blueprints is chemically synthesized and linked together to form oligonucleotides.

2.DNA assembly: During this process, overlapping oligonucleotides are “stitched” together using a complex series of chemical reactions, using enzymes, salts and buffers. These reactions are performed at various temperatures for a large number of cycles until the desired synthetic gene fragment or gene has been assembled.
3.DNA cloning: The resulting synthetic DNA product is typically combined with a DNA vector, which is a circular piece of DNA that acts as a vehicle to transport synthetic DNA fragments or genes, to create a recombinant DNA product for introduction into a host organism. Most commonly this host organism is E. coli, and it will easily grow into a large population for purposes of producing more of the desired synthetic DNA fragment or gene product.
4.DNA scale-up in E. coli: E. coli cells containing new DNA are plated on Petri dishes, and after a period of growth will result in individual colonies. The colonies of E. coli are placed in growth medium and incubated to produce a culture of cells containing the cloned vector. The synthetic DNA is isolated from the cultured cells, and is purified and further processed for DNA sequencing and then analyzed with DNA design tools. Introducing the recombinant DNA product into E. coli serves two purposes: first, the methodology filters out intended DNA sequences from unintended DNA sequences that arise from chemical synthesis of oligonucleotides, which is an imperfect process; and second, it permits exponential scaling up of the amount of synthetic DNA to meaningful quantities for use in downstream applications.
Writing synthetic mRNA
Recently, the building of mRNA has emerged as a highly attractive system for the development of both therapeutics and vaccines, with hundreds of such projects currently in various stages of development. The Moderna and Pfizer COVID-19 vaccines are both mRNA products and each has received Emergency Use Authorization from the FDA. Like DNA, mRNA takes the form of long chains of nucleotides. mRNA transports the instructions encoded in DNA to downstream molecules for molecular “fulfillment” of protein synthesis, in essence acting as DNA’s messenger.
Similar to building synthetic DNA, the steps required to build mRNA are numerous, time-consuming and often fraught with difficulties, further, RNA is generally more unstable than DNA, increasing the challenge of synthesis and handling. The steps involved in synthesizing mRNA include all the steps necessary to make synthetic DNA in addition to those outlined below. DNA is used as a template to create mRNA, and this is completed as follows:
1.In vitro transcription: The cloned, circular synthetic DNA template is linearized and incubated in an enzymatic reaction containing all the components necessary to turn the synthesized DNA template into the desired mRNA that is then purified.
2. 5’ capping: The mRNA is then further processed to include a “cap” at its 5’ end to improve its efficiency as a driver of protein production within cells. The mRNA is then purified once more.
3. 3’ tailing: The capped mRNA then has a poly A tail added at the 3’ end to stabilize it and prevent its degradation and is then purified once more.
4.mRNA purification: The synthetic mRNA is treated with a DNase enzyme to remove any residual DNA template that may interfere with downstream applications and is then purified one final time.
5.mRNA formulation: The mRNA is then formulated by adding carrier molecules (e.g., lipid nanoparticles) to permit its delivery into cells.
Following these steps, the synthetic mRNA is ready to be used in downstream synthetic biology-enabled markets including, in the case of new drug development, biologics (antibody- and protein-based drugs), mRNA-based vaccines for infectious disease and precision medicine, genome and pathway engineering and many other markets.
Key limitations in writing synthetic DNA and mRNA
Despite these substantial advancements, including the accumulation of a large number of functional discoveries resulting from the wide-spread adoption of DNA sequencing instruments, the profound potential of synthetic biology has been hampered by the complexity within, and among, the multi-step process of writing synthetic DNA and mRNA, as well as significant limitations of existing solutions that prevent the rapid building of high-quality DNA and mRNA at a useable scale. Both limitations ultimately affect speed and quality of product delivery.
Currently, the process of writing synthetic DNA or mRNA for an improved biological function is carried out in laboratories by highly skilled researchers using multiple kits, each designed to perform one or more of the technical steps. Depending on the length and complexity of the desired synthetic DNA or mRNA product, the process may involve hundreds of manual steps, require numerous different kits and take days, weeks or months to complete. As an alternative solution, many, but not all, of these steps can be outsourced to a molecular biology CRO for completion, shifting those challenges from the end user to the CRO. However, outsourcing poses additional limitations, including lack of workflow control, unpredictable timelines and security issues. Ultimately, this reduces the amount of rapid iteration and refinement by the researcher since multiple design-build-test cycles are often needed to optimize the synthesized DNA or mRNA.

Key limitations within the build phase of the synthetic biology paradigm lengthen time to market for a wide array of innovative products within the healthcare, consumer, agriculture and technology markets. Build iterations can take days, weeks or months, depending on project type, using conventional methods with either in-house manual kit-based processes or by outsourcing portions of the project to a CRO. In either case, the key limitations of the build phase include the following:
■long project timelines resulting from non-scalable, manual processes, or the need to use multiple suppliers or CROs. The turn-around-times from CROs differ widely, and the process, depending on the complexity of the product ordered, ranges from days to months. Some CROs will not accept certain projects due to their inherent difficulty. In addition, there are fewer CROs that produce mRNA at scale and limited in-house kit solutions for generating synthetic mRNA starting from DNA sequences;
■inconsistent quality and performance resulting from supply chain constraints or the use of different kits if performed in-house, or resulting from using different CROs with inconsistent protocols;
■lack of data standardization across a project or organization which limits predictability and reproducibility;
■partial order fulfillment due to variations in project acceptance criteria, such as DNA sequence complexity;
■lack of workflow control and timing of project integration into parallel programs; and
■difficulty in controlling intellectual property and security concerns around sensitive DNA designs potentially becoming exposed to security vulnerabilities during transfer. Researchers would prefer to control their intellectual property, particularly within biopharmaceutical companies where hundreds of millions of dollars are spent on the development of proprietary DNA sequences.
Existing solutions for writing synthetic DNA and mRNA are insufficient.
The current processes for building synthetic DNA have several significant limitations including:
■inconsistent levels of fidelity of DNA fragments resulting from DNA synthesis errors, thereby reducing overall yields of usable material;
■inability to construct some stretches of DNA sequence that have particular features, such as extreme imbalances in nucleotide content (%G+C vs. %A+T) and repetitive sequences;
■inability to construct DNA sequences above a certain size; and
■inability to scale the material to a suitable yield such that it is usable in downstream applications.
The current processes for building synthetic mRNA have the same inherent limitations as building DNA since the construction of synthetic DNA is a prerequisite for making mRNA. In addition, there are several other key challenges including:
■the handling requirements of the mRNA products, which are highly unstable and susceptible to rapid degradation;
■the multi-step processes involved in producing purified, biologically active mRNA; and
■scaling the mRNA to high yields from DNA templates.
These limitations produce bottlenecks across the build phase, which have significantly hindered the ability of the synthetic biology paradigm to deliver on its full potential. This inefficiency has created a significant unmet need in the market for an approach that can automate, integrate, optimize and standardize the process, and thereby enhance the speed, predictability and reproducibility of the design-build-test paradigm.
The Codex DNA Solution
Our synthetic biology solution, which leverages our industry-standard Gibson Assembly method, is aimed at addressing the bottlenecks across the build phase in order to accelerate the design-build-test paradigm. Key to our solution is our BioXp system, an end-to-end automated system for synthetic biology that fits on the benchtop and is broadly accessible due to its ease-of-use and hands-free automation. We have developed and commercialized the current version of the BioXp system, the BioXp 3250 system. We believe our BioXp system can democratize synthetic biology by making the build phase broadly accessible in terms of simplicity, accelerating applications and workflows, and greatly facilitating development of novel high-value products across a wide range of synthetic biology enabled markets. Our BioXp system empowers users to rapidly, accurately and reproducibly create high-quality synthetic DNA and mRNA that is ready for use in many downstream synthetic biology workflows.

Figure 4: Our Comprehensive Synthetic Biology Solution
Our synthetic biology solution is comprised of our:
■BioXp system: which we believe is the first commercially available push-button, walkaway, end-to-end automated workstation, which requires only a few minutes of set up time, that empowers researchers to translate a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time, using a benchtop instrument that is run by sophisticated onboard software;
■BioXp portal: a user-friendly online portal that offers an intuitive guided workflow and design tools for building new DNA sequences and assembling them into vector(s) of choice using Gibson Assembly on the BioXp system;
■BioXp kits: contain all the necessary building blocks and reagents, including our proprietary Gibson Assembly branded reagents, for specific synthetic biology workflow applications;
■Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system, providing additional flexibility to the customer and furthering our end-to-end solution;
■Biofoundry Services: enable a customer to order and receive any of the BioXp system endpoint-ready products, such as genes, clones, cell-free amplified DNA and variant libraries; and
■Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS): SOLA EDS is a sustainable, scalable and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics and personalized medicines. SOLA EDS technology will be integrated into our future BioXp Oligo Printer and BioXp Digital-to-Biological Converter systems, providing customers with an end-to-end solution for their life science research and synthetic biology needs.
Our solution is designed to offer the following benefits:
■Consolidation of the build phase within a single end-to-end automated system: We provide researchers all the hardware, software, materials and methodologies required to rapidly and accurately design and build large quantities of synthetic DNA and mRNA, with BioXp kits for synthetically produced protein under development. Our BioXp system reduces the turnaround time for such workflows to days or hours. Moreover, researchers no longer require multiple vendors to complete such workflows, eliminating related bottlenecks. We believe that using our BioXp system saves significant time and potentially accelerates time to market for critical products. The time savings which we believe can be achieved for various workflows using synthetic DNA or mRNA is depicted in the following graphic.

Figure 5: Using the BioXp system saves significant time and potentially accelerates time to market for critical products.
Figure 5 is derived from Company calculations and publicly available information from certain of the Company’s competitors determined by management to offer the most comparable service for each workflow, and excludes shipping times for products.
■Increased speed and scale: Our BioXp system has the capacity to parallel process as many as 32 samples at once within an 8- to 24-hour period, depending on the BioXp kit being used. It also has the capacity to generate high quality and diverse libraries with short lead times, allowing innovation to be maintained in-house.
■Capacity to construct a wide array of product formats: Our BioXp system was designed such that future applications would not require hardware upgrades but only software upgrades that could be installed remotely. This feature has facilitated new product development efforts to enhance current product specifications and to develop new kits that extend beyond the production of synthetic DNA. For example, since the BioXp system was launched, new scripts have been developed to produce larger gene products, cell-free amplification of cloned DNA, and production of synthetic mRNA. Likewise, new scripts are currently being developed to enhance the mRNA product offering and develop protein synthesis BioXp kits. This capability provides substantial time-to-product and workflow control advantages for customers and gives them the flexibility to select the workflows that meet their unique needs.
■Ability to construct larger and more complex DNA and mRNA sequences: Our BioXp system uses proprietary protocols developed for robust DNA synthesis, assembly, and cloning enabling the construction of genes, mRNA, and clones across a wide range of sizes and complexity.
■Industry-leading quality and performance: Our BioXp system uses a proprietary two-step error correction process to generate high-quality synthetic genes every time. When compared to certain of our competitors, we have observed a 2.74 fold increase in sequence precision.
■Enhanced productivity: Our BioXp system creates finished DNA products in as few as eight hours. In addition, it includes protocols for the cell-free amplification of cloned DNA, obviating the need to use E. coli, reducing the time to product by days or even weeks. Altogether, we believe that this could represent at least a 20-fold productivity increase through accelerated iterations of the design-build-test paradigm. Ultimately, product development cycles are accelerated because the desired biological results are identified more quickly.
■Protection of proprietary vectors: Our BioXp system permits our customers to maintain their proprietary vectors on site, protecting their intellectual property throughout their entire development lifecycle.
The metrics described above were calculated using averages derived from publicly available information and quotes received for comparable product offerings by some of our competitors, some of which included shipping times, and averages from our workflows.

In summary, our solution addresses key limitations of the build phase by offering many benefits as highlighted in the graphic below.
Figure 6: Benefits of our BioXp system.
*Future product offering

Our Growth Strategy
Our goal is to establish our solution, including our BioXp family of systems, as the industry standard for building synthetic DNA, mRNA and protein, and to democratize synthetic biology, thus accelerating its applications and workflows across a wide range of industries. To achieve this objective, we intend to:
■Drive new customer adoption of our BioXp systems. As of December 31, 2021, we have placed approximately 200 BioXp systems, including approximately 50 BioXp systems in 2021. We intend to drive customer adoption globally within our targeted synthetic biology enabled workflows for antibody and protein engineering of biologic drugs, mRNA-based therapeutics and vaccines for infectious disease and precision medicine, genetic medicines, sustainable foods, biofuels and the use of synthetic biology DNA data storage solutions. We intend to accomplish this through business development efforts, establishing and nurturing relationships with KOLs, a direct sales model in North America and six major European markets (United Kingdom, Germany, France, Benelux, Switzerland and the Nordics), as well as through more than 14 channel partners across Europe, the Middle East, Africa and Asia Pacific. We intend to sell our suite of products and services to academic research organizations and universities, CROs, and pharmaceutical, biotechnology, agricultural, consumer and technology companies. We believe that initially focusing on the pharmaceutical and biotechnology companies currently using readers as a part of the design-build-test cycle will facilitate the adoption of our products and synthetic biology enabled workflows for biologics and mRNA-based therapeutics and vaccines due to the benefits of having readers and writers within close proximity to each other.
■Maximize the utilization of the BioXp system by developing additional BioXp kits for our customers’ workflows. As of December 31, 2021, we have launched a total of eight BioXp kits that are used at the most iterative, costly and time-consuming steps across our customers’ workflows. Our BioXp kits contain all the reagents necessary for a specific synthetic biology workflow applications, including gene fragment synthesis, DNA cloning, building DNA libraries, cell-free DNA scale-up and small-scale mRNA synthesis. To expand system utilization even further, we plan to commercially launch additional BioXp kits, which are currently in development.
■Continue to expand into other attractive markets for synthetic biology that are currently under-served. We believe our solution is universal and can support DNA, mRNA and protein synthesis for almost any synthetic biology application. We plan to continue to invest in the development of high-value BioXp kits for core workflows in our target markets including biologics drug discovery, vaccine development, and genome engineering and in additional emerging markets such as DNA data storage and cell and gene therapy.
■Develop and commercialize new, disruptive BioXp systems to further increase utilization, expand breadth of applications, and accelerate product development cycles. These include:
–The BioXp 9600 system. A higher throughput system permitting more DNA, mRNA and protein samples to be processed per run.
–The BioXp Oligo Printer system. An oligonucleotide printing system to construct short DNA fragments.
–The BioXp DBC system. A complete made-to-stock automated system that combines the two innovations above, permitting digital DNA sequences as input.
–The BioXp Needle Ready Vaccine Printer system. An automated system that enables the globally distributed manufacturing of vaccines from digital sequence data, combining a BioXp kit for DNA, mRNA, or protein scale-up with modules for quality control, lot release testing and fill and finish.
■Continue to innovate across our synthetic biology product portfolio. We intend to continue developing enabling technologies across our portfolio, including continued research and development on existing and emerging workflows and applications leveraging synthetic DNA, mRNA and protein.
■Establish strategic partnerships leveraging our core competencies and validating our technology. The discovery, development and launch of synthetic biology advances can be time-consuming and expensive. Through our existing partnerships, we are accelerating time-to-market for our technologies and products. We intend to continue adding new strategic relationships across both existing and new markets. In doing so, we can accelerate the development of various markets for our solution, potentially generate royalties and other forms of economic benefits and leverage third-party insights to help us design new solutions.
■Continue to attract leading scientists to work at our company. Our ability to continue discovering new synthetic biology applications and developing new technologies and products depends on our ability to attract top talent from industry and academia. We believe that our strong existing team and groundbreaking accomplishments to date will continue to attract leading scientists.
Our Products
We have developed and commercialized products that include BioXp systems, BioXp kits for generating a wide array of synthetic DNA and mRNA formats, and benchtop reagents that complement the automated synthetic biology workflow applications and workflow solutions. We believe that the BioXp kits that we incorporate into our integrated system represent the industry’s leading synthetic biology workflow automation solution. We believe our fully automated workflow solutions, coupled with our expanding menu of BioXp kits, will enable us to establish a first mover advantage in the rapidly growing synthetic biology market.
Our BioXp 3250 system
Our BioXp 3250 system was launched in September 2020, replacing a legacy BioXp 3200 system. We believe that it is the first commercially available fully automated benchtop instrument that enables numerous synthetic biology workflows by providing a turn-key, end-to-end solution for generating synthetic DNA and mRNA starting from DNA sequence. Through a combination of increased throughput and scale and reduced hands-on time, we estimate that the BioXp 3250 system offers the potential to significantly enhance productivity several fold, accelerating the development of critical new products in enabled markets. The BioXp 3250 system accelerates the design-build-test phases of the customer’s product development cycle by enabling rapid, automated synthesis of genes, clones, variant libraries and mRNA. Unlike traditional approaches that can take days, weeks or months, the BioXp 3250 system achieves these workflows in a single run, which can be completed in 8 to 24 hours.
Figure 7: BioXp 3250 system
The BioXp 3250 system has the capacity to build 32 gene-fragments of up to 1.8 kilobase pairs (kb) in length or eight fragments of up to 7.2 kb in length and has a selection of off-the-shelf vectors, as well as the ability to bypass plasmid preps. It allows users to clone single or multiple genes into our, or customer-provided, vectors. In addition, it permits the synthesis of transfection-ready DNA quantities, variant libraries up to 800 bp in length in as few as 8 hours, exclusive of shipping time, and biologically active synthetic mRNA in as few as 24 hours, exclusive of shipping time.
Additionally, the BioXp 3250 system’s ability to provide on-deck custom cloning obviates the need for subcloning or out-sourcing development of proprietary vectors to CROs allowing laboratories to maintain complete control of intellectual property relating to their proprietary vectors.
Our portfolio of commercialized kits for the BioXp 3250 system
BioXp kits contain all the requisite Gibson Assembly branded reagents and allow our BioXp system to perform the steps required to produce various DNA and mRNA products designed for a range of synthetic biology applications. BioXp kits are designed to be backwards compatible with legacy systems and forward compatible with systems under development.
■BioXp gene synthesis kit. Contains all the Gibson Assembly reagents necessary to make error-corrected, de novo synthetic genes of up to 1.8 kb in length.
■BioXp DNA cloning kit. Contains all the Gibson Assembly reagents necessary to make error-corrected, de novo synthetic genes of up to 7.2 kb in length using a standard made-to-stock vector.
■BioXp DNA custom cloning kit. Contains all the Gibson Assembly reagents necessary to make error-corrected, de novo synthetic genes of up to 7.2 kb in length using a customer’s specific vector.

■BioXp RapidAMP cell-free DNA amplification kit. Contains all the Gibson Assembly reagents necessary to amplify error-corrected genes cloned into either a made-to-stock or customer vector, to make an average of 10 micrograms of DNA per sample.
■BioXp site saturation scanning libraries kit. Libraries with specific mutations distributed over the sequence space to achieve the desired diversity.
■BioXp alanine scanning libraries kit. Libraries with varied single, contiguous amino acid sites, including site-saturation and alanine scanning libraries.
■BioXp combinatorial libraries kit. Libraries with varied, multiple non-contiguous amino acids sites using degenerate bases to optimize protein binding and function.
■BioXp small-scale mRNA synthesis kit. Contains all the Gibson Assembly reagents necessary to make biologically active synthetic mRNA samples using de novo synthesized, error-corrected gene fragments (mRNA template) of up to 1.8 kb in length.
By incorporating these application-specific BioXp kits into our BioXp 3250 system, we are able to provide simple, push-button, walkaway, end-to-end automation of important synthetic biology workflows. We believe our products enable unrivalled time-to-product, quality, and workflow control advantages for our customers.
Figure 8: Our BioXp system provides a simple, hands-free, end-to-end experience for our customers.
Our benchtop reagents
We offer benchtop reagents that are synergistic with our BioXp system and BioXp kits to accelerate the build phase of the design-build-test synthetic biology paradigm.
■Gibson Assembly HiFi and Ultra kit. Contains all the reagents necessary to simultaneously assemble as many as 10 DNA fragments into a vector to produce a final product that is several hundred kilobase pairs in length.
■Gibson Assembly RapidAMP kit. Contains all the reagents necessary to simultaneously assemble and clone DNA using Gibson Assembly, and then amplify the resultant product to produce an average of 10 micrograms of DNA per sample.
■Vmax X2 cells. Transformation-ready competent cells for introducing plasmids for protein expression applications.
■SARS-CoV-2 synthetic genomes. Fourteen different “off the shelf” SARS-CoV-2 synthetic genomes for use in the development of vaccines, therapeutics, and diagnostics for COVID-19 research.
■SARS-CoV-2 RNA controls. SARS-CoV-2 RNA controls are useful as quality control measures for the verification and validation of both NGS and reverse transcriptase-polymerase chain reaction (RT-PCR) diagnostic assays.
Our products in development
As part of our continuing effort to improve the processes of synthetic biology, we are currently developing next-generation BioXp systems and BioXp kits with an aim to radically transform rapid demand-response workflows in synthetic biology by consolidating supply chains and enabling global distributed manufacturing for both discovery and clinical applications. Our ultimate goal is to build what we describe as the Digital-to-Biological Converter (DBC). The DBC’s approach would begin not with oligonucleotides, which can take days to procure, but with DNA sequence data. The system we envision would take data and produce synthetic genes, or even convert those automatically into mRNA or protein. This would enable the “sequence-in, vaccines-out” concept that could replace the months-long manufacturing processes required today with a process that can be carried out in a matter of days. Each of the systems described below builds from the fundamental technology that serves as the basis of our BioXp 3250 system.

BioXp systems in development
BioXp 9600 system. This higher-throughput BioXp system leverages the foundational technology underlying the current BioXp 3250 system and has an advanced motion control system allowing for what we believe to be higher processing speed and greater reliability. It is designed to include additional reagent capacity and consumables that enable approximately three times as many DNA, mRNA and protein samples to be processed for each run while retaining all the functionalities of the BioXp 3250 system. In addition, we envision the BioXp 9600 system will be linked to our BioXp Oligo Printer system, which is also in development, enabling global distributed manufacturing through the launch of the BioXp DBC system. The BioXp 9600 system is currently in development with commercial launch planned for the second half of 2022.
Figure 9: Our BioXp 9600 high throughput system for synthetic DNA, mRNA and protein
BioXp Oligo Printer system. The BioXp Oligo Printer system is enabled by our proprietary enzymatic DNA synthesis reagent solution that has been successfully demonstrated in manual workflows. Unlike traditional oligonucleotide synthesizers using hazardous chemicals (phosphoramidites) and newer oligonucleotide synthesis technologies using enzymatic chemistry (TdT), the BioXp Oligo Printer system uses a DNA ligation and amplification process to generate oligonucleotides from a made-to-stock universal library of short DNA building blocks. The BioXp Oligo Printer system will physically connect to the BioXp 9600 system as the front-end system for on-demand enzymatic DNA synthesis manufacturing of oligonucleotides of up to 100 nucleotides in length to complete the BioXp DBC system. In addition, we anticipate using this system in our facility to reduce cost of goods and to improve BioXp kit turnaround times for BioXp 3250 and BioXp 9600 customers. The BioXp Oligo Printer system may also be commercialized as a standalone instrument to serve the polymerase chain reaction (PCR) primer and oligonucleotide markets. The system is currently in development with commercial launch planned for 2023.
Figure 10: Our BioXp Oligo Printer system based on our proprietary enzymatic DNA synthesis technology
BioXp DBC system. This system is assembled through the integration of our BioXp Oligo Printer system and BioXp 9600 system, which we expect will have been individually developed prior to launching the BioXp DBC system. This system provides the ability to take digitized DNA code sent over the internet and automatically print DNA, mRNA and protein in a field-deployable system. We believe that by starting with a DNA sequence and made-to-stock biological components, the BioXp DBC system will disrupt the normal development cycles for precision medicine and infectious disease by providing a path towards an on-demand printer that can produce needle-ready vaccines with the push of a button. This system is currently in development with commercial launch planned for after 2023.

Figure 11: Our BioXp DBC system for fully-integrated on-demand writing of synthetic DNA, mRNA and protein
BioXp Needle-Ready Vaccine Printer system. This system is enabled by the technology used to build the BioXp DBC system and is dependent on its completion. It builds off the BioXp DBC system and includes a module for DNA, mRNA, or protein scale-up with modules for quality control, lot release testing and fill and finish. The BioXp Needle-Ready Vaccine Printer system is designed to enable the globally distributed manufacturing of vaccines from digital sequence data, producing hundreds of doses of a DNA or mRNA vaccine per run with each run estimated to take a matter of days. This system is currently in development.
New BioXp kits in development
■BioXp rapid-scale mRNA synthesis kit. This kit will contain all the reagents necessary to rapidly produce up to 100 micrograms of biologically active mRNA from previously cloned DNA of up to 20 kb in length. Full commercial launch is planned for the second half of 2022.
■BioXp protein synthesis kit. This kit will contain all the reagents necessary to rapidly produce microgram-scale quantities of biologically active protein, without post-translational modifications, using de novo synthesized, error-corrected gene fragments (i.e., a protein template) of up to 1.8 kb in length and will include custom-cloning vector capabilities. We anticipate that this kit will enable broad adoption for the small-scale production of research grade protein for several workflows, including biologics discovery and development. Full commercial launch is planned for the second half of 2022.
■BioXp HiFi DNA libraries kit. This kit will contain all the reagents necessary to rapidly produce de novo synthesized, error-corrected scanning or combinatorial variant DNA libraries of gene fragments up to 1.8 kb in length. New error-correction technology will deliver improved sequence fidelity. We anticipate that this kit, which offers longer fragment length and greater sequence fidelity, will enable broad adoption for several workflows, including protein engineering and biologics discovery. Full commercial launch is planned for the second half of 2022.
New benchtop reagents in development
■Vmax C1 cells. Transformation-ready competent cells for introducing plasmids for molecular cloning applications.
Our Biofoundry Services
We use our BioXp 3250 system, BioXp kits and benchtop reagents to perform biofoundry services for customers. Typically, these customers have not yet purchased our BioXp system or they have custom requirements. We apply sophisticated security protocols to these services designed to protect our customers’ intellectual property rights, which is a key concern for customers.
The scale of our services is currently relatively small and is intended to facilitate new customer development. Our biofoundry services are performed in-house at our San Diego facility and at various partner facilities.
Our biofoundry services were established in 2020 as a value-added service intended to support customers both in their efforts to accelerate the discovery and development of therapeutics and vaccines to combat COVID-19, and to overcome challenges in their value chain created by the COVID-19 health crisis. These services enable a customer to order and receive any of the BioXp system endpoint-ready products, such as genes, clones, cell-free amplified DNA and variant libraries. Many offerings are built on the industry leading BioXp technology and customers experience the value of high-quality products, with expedited turnaround times compared to similar offerings in the industry.
Importantly, our biofoundry services are strategically used in a consultative partner approach through our pilot program, allowing customers to see specific proof points prior to potentially purchasing a BioXp system. Additionally, our biofoundry services are employed to assist current BioXp system users with overflow peak volume needs or to create highly complex products, providing additional value to our BioXp installed base and creating deeper engagement with such customers.

Finally, our service offerings represent a solution for those customers whose volume needs do not currently support a BioXp system purchase. In such situations, our service offerings further enable our consultative partner approach so as to engage more deeply with such customers and help demonstrate the value of the BioXp system to their ongoing research and development activities.
We believe that we are a world leader in genome synthesis and assembly technologies and are leveraging this capability to construct complete viral and bacterial genomes as a service for our customers. Over the past year, our custom genome synthesis service has primarily focused on producing variations of the SARS-CoV-2 genome, including new variants as they emerge. As many customers have similar interests, once constructed, many of these custom genomes become an off-the-shelf offering in our product catalog.
Workflow Solutions for Synthetic Biology Enabled Markets
Our current and future BioXp systems are intended to address the needs of the synthetic biology customer across discovery and pre-clinical development by providing an unmatched capability to synthesize high-quality DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment times. With future system releases and extensions, we plan to address the continuum of research needs across the central dogma of molecular biology by enabling cell-free production of high-quality synthetic DNA, mRNA and protein for the discovery, development and manufacturing of enabled products across a wide range of markets.
Figure 12: Our automated DNA and mRNA solutions for synthetic biology enabled workflows
*Future product offering
We are strategically focused on providing workflow solutions for markets with high-value enabled products such as those in healthcare and technology. These solutions are all based on our core portfolio of BioXp kits. Specific design software and BioXp kits (e.g., oligonucleotides) are employed depending on the desired enabled product. The appropriate application-specific BioXp kits are inserted into the BioXp system to perform the workflow solution tailored to meet the needs of the customer.
We target high-value application workflows within the synthetic biology-enabled markets. Key workflow examples are described below.
Synthetic DNA Application Workflows
We believe that with the BioXp system, scientists can perform rapid, high-throughput gene synthesis, regardless of vector size and complexity in a hands-free, automated fashion in 8 to 24 hours, exclusive of shipment times. We believe that our BioXp system offers a comprehensive value proposition that includes reduced turnaround time, increased throughput and scale, enhanced quality, complete workflow control and both synthetic DNA and mRNA formats. Our solutions allow customers to save time, improve scale and throughput and improve productivity for many synthetic biology enabled research and development workflows across multiple market segments, including the following:
1.Synthetic DNA for genome synthesis and engineering. DNA synthesis has become a fundamental tool throughout genetic research with increasing demand from scientists who are continuously looking to incorporate synthetic DNA into new cell-based discovery and production workflows. Addressing this growing demand requires the ability to quickly make large high-quality DNA molecules comprising entire gene sequences. Traditional molecular cloning and gene editing steps are tedious, manual in nature and require cellular transformation, which can take three to four weeks. Moreover, in addition to being time-consuming, classic genome engineering and DNA assembly techniques are limited in the size and complexity of constructs that can be engineered.
BioXp system benefits: Overall, our automated workflow solution allows users to: (1) engineer genomes and vaccine scaffolds that were previously inaccessible due to size, complexity and resource limitations; (2) engineer fully-synthetic genomes lacking pathogenicity through rational redesign; and (3) rapidly pursue research and development of emerging strains or modify existing genomic constructs based on experimental results. Our BioXp system overcomes these barriers and enables rapid synthesis within days to weeks, as well as the ability to modify large constructs and full-length genomes.
Figure 13: Example of how using the BioXp in combination with our Gibson Assembly benchtop reagents can save significant time when engineering genomes
SARS-CoV-2 genome construction case study. By using several molecular biology tools that we developed over the last decade, we built all the parts of the full-length (30 kb) SARS-CoV-2 genome using Gibson Assembly reagents and the BioXp system in a single run, which can be completed in 8 to 24 hours, and then rapidly generated a completely synthetic version of the SARS-CoV-2 genome in just seven days, where comparable approaches could take as long as twelve weeks.
To support researchers worldwide in their fight against COVID-19, we have taken advantage of the rapid-iteration capabilities offered through our BioXp library kits to produce additional variants of the SARS-CoV-2 genome within just a few days. Our full-length SARS-CoV-2 synthetic genomes have been widely adopted for the development of various preventive and treatment measures. Synthetic genomes enable researchers to safely study the pandemic-causing virus and develop therapies and diagnostics without the highly regulated biosecurity facilities required for studying a dangerous pathogen.
2.Synthetic DNA for genome editing. CRISPR-powered genome editing has enabled significant improvements in the ability to fine-tune genomes. Originally discovered as an mRNA-based adaptive immune response in E. coli, the CRISPR/Cas9 system contains both guide mRNA for sequence-specific targeting and a Cas9 endonuclease that removes foreign DNA and allows integration of synthetic DNA into the host genome. That synthetic DNA is designed to specifically target a region in the host genome and make alterations (e.g. add genes, remove genes, correct mutations).
BioXp system benefits: The system enhances productivity during the design phase of the customer’s product development cycle by enabling rapid, automated synthesis of gene fragments, clones, and variant libraries. We believe that with the BioXp system, scientists can perform rapid, high-throughput gene synthesis and cloning of mRNA constructs into expression vectors, regardless of vector size and complexity, using Gibson Assembly. In addition, our Gibson Assembly RapidAMP technology, which permits cell-free amplification of microgram quantities of DNA, means plasmid design no longer has to be tethered to an E. coli cloning system. In addition, our Gibson Assembly RapidAMP technology combines cloning and vector amplification in smaller mini-circle plasmids absent E. coli-based genes, thus improving overall transfection efficiency.
3.Synthetic DNA for metabolic pathway engineering. Metabolic engineering involves reconstructing and optimizing biosynthetic pathways in model organisms, creating robust “cellular factories” designed to carry out a specific task. Pathway modifications typically rely on recombinant or novel genes or gene circuits. Using recombinant or novel genes or gene circuits, metabolic pathways are modified or introduced into genomes of microbe hosts like E. coli or yeast. These genetically engineered hosts are routinely employed to more effectively produce valuable biomolecules for a variety of biomedical, industrial and research applications.
BioXp system benefits: With the gene synthesis capabilities of our BioXp system and the complex genetic circuitry made possible with Gibson Assembly technology, we are able to improve the speed and accuracy of metabolic engineering for even the most complex genetic circuitry.
4.Synthetic DNA for antibody and protein engineering of biologic drugs. Biologics-based (e.g., antibody or protein) discovery of novel therapeutics is one of the most important areas of research for improving medical advances through engineering of antibodies or other proteins for cancer treatment, infectious diseases and inflammatory or autoimmune disorders. Monoclonal antibodies, antibody-drug conjugates, single-domain antibody variants, chimeric antigen receptor T cells (CAR-Ts) and T cell receptors (TCRs) have become invaluable therapies due to their robust recognition of targets and relatively lower side effects compared to traditional small molecule therapies.
Desirable properties for therapeutic antibody products include high antigen-binding affinity, specificity, low immunogenicity, solubility, stability, manufacturability and adequate pharmacokinetics. Researchers involved in biologics discovery and antibody and protein engineering often leverage DNA variant library screening as an essential step in the discovery workflow. A major constraint in antibody discovery has been long lead times associated with sourcing custom-built DNA libraries used to screen new antibody variants.

Figure 14: Our synthetic DNA libraries significantly accelerate the build phase for antibody- and protein-based drug candidates

SYNTHETIC DNA LIBRARY CONSTRUCTION

CODEX DNA

VARIANT LIBRARIES BioXp™ kits

✓ SCANNING | ✓ COMBINATORIAL | ✓ TARGETED

TURNAROUND TIME: **16 HOURS**

16:00

COMPETITOR

VARIANT LIBRARIES

VARIOUS

TURNAROUND TIME: AVERAGE OF **34 DAYS**

34

Figure 14 assumes a standard antibody or protein engineering workflow which requires the synthesis of two synthetic DNA libraries for both our BioXp system and the competitor. The turnaround time estimate for our competitors is based on the average product delivery times not including ship-days for similar products from IDT, a division of Danaher Corporation, Twist Bioscience Corporation, GENEWIZ Group, GenScript Biotech Corporation and Thermo Fisher Scientific Inc.
Customers are increasingly using our BioXp kits for variant libraries to accelerate the design-build-test phases for their antibody screening and optimizations stages. Specifically, we believe that utilizing libraries on the BioXp system across library synthesis, affinity maturation and codon optimization workflows accelerates research by improving productivity and reducing the time and costs associated with certain drug discovery and development programs. Additionally, we believe, with our broad menu and wide selection of library types, including combinatorial, scanning and custom libraries, we provide flexibility in antibody screening and optimization analysis to serve different needs (e.g., stability, epitope optimization) at various points in the workflow. Furthermore, these libraries are synthesized with our proprietary error-correction technology, resulting in high-fidelity genes.
Protein engineering is another synthetic biology enabled workflow of significant importance and caters to the growing need for improved enzymes and bioproducts for industrial production. Enzyme engineering typically begins with research to find a candidate with the best starting properties to use as a template followed by engineering cycles to find enzymes with enhanced properties.
After enzyme discovery, the build phase involves iterative rounds of library synthesis with an improved variant from the previous round selected as the template for the subsequent round. Subsequent build phase construction is rate limiting because of its sequential nature: design iterations cannot be conducted in parallel because the output from the previous phase is required as input for the next phase. Finding ways to shorten the time in this phase is key to reducing the overall project timeline. A second consideration is the burden of screening. Library synthesis can generate thousands or even hundreds of thousands of variants that must be screened to identify beneficial ones. Limiting the number of variants with a rational approach to library design combined with an automation system that amplifies and assembles constructs with high fidelity is a key strategy to minimizing project timelines while also maximizing the probability of identifying the most beneficial variants in an unbiased manner.
BioXp system benefits: Our BioXp system provides an accelerated path for antibody and pathway engineering work flows and when compared to certain of the company’s competitors determined by management to offer comparable services, reduces build phase time by over 70%. A key part of the accelerated timeline is the BioXp system’s ability to deliver up to 32 libraries in 8 to 24 hours once the reagents are received, compared to the traditional method, which, depending on the method used, can take days or weeks. We believe adopting the BioXp system into the antibody or protein engineering workflow often results in the increased generation of validated leads.
5.Immune monitoring. Immune monitoring for patients receiving cancer immunotherapy is vital for understanding the process and efficacy throughout the course of the treatment. Characterizing the immune status for insights into the therapy’s potential is essential, particularly in patients who are receiving novel immune-modulating therapies. Speed and efficiency of immune assays allow for real-time feedback and the ability to be agile in a patient’s treatment regimen.
BioXp system benefits: The BioXp system’s high-throughput gene synthesis and flexible cloning modalities allow for quick screening and design of novel chimeric antigen receptors (CARs), engineered TCRs, and artificial transcription factors. Different CAR designs can therefore be investigated to enhance their tumor specificity or to fine-tune T cell activity. Further, the development of novel gene circuits or CARs to increase effectiveness of CAR-T therapy by engineering T cell mobility or mitigating immunosuppressive cues in the cancer microenvironment can help drive improved efficacy.
Synthetic mRNA Application Workflows
With the BioXp system, scientists can perform rapid, high-throughput synthesis of biologically active mRNA in a hands-off, automated fashion within 24 hours once the reagents are received. Our BioXp system is able to fully automate mRNA synthesis for the research market and offers what we believe to be a comprehensive value proposition that includes reduced turnaround time from weeks to days, enhanced quality and complete workflow control. Our solutions allow customers to address many target applications across multiple market segments.
1.Synthetic mRNA for infectious disease vaccine discovery and development. The need for rapid vaccine development in response to emerging pathogens has become increasingly clear during the COVID-19 pandemic. However, vaccine manufacturing is consistently complicated for manufacturers, regulators and public health officials, especially for endemic viruses (e.g., influenza), where manufacturers must adjust the vaccine to counter the virus’ constant antigenic variation. To start a new influenza vaccine manufacturing campaign, a key material, the vaccine seed virus, must be changed frequently to match circulating strains in order to track the virus’ antigenic evolution. The existing systems for accomplishing vaccine strain changes have required the shipment of viruses and other biological materials around the globe, which have caused delays in vaccine availability. Existing systems have also used legacy techniques such as egg-based virus cultivation, resulting in vaccine mismatches.
In comparison, mRNA vaccine production is simple, cost-effective and can be easily adapted to accommodate new candidates within an established manufacturing pipeline. Given this, vaccinology has recently seen a shift toward synthetic mRNA approaches, which allow for rapid, scalable and cell-free manufacturing of prophylactic and therapeutic vaccines. For development of mRNA vaccines, de novo gene synthesis allows for increased specificity of antigen proteins, more efficient vaccine adjuvants, and safer specialized vectors. Through codon-optimization of these genes and vectors, targeted and safe vaccines can be created rapidly to treat newly emerging viral threats, such as influenza, coronaviruses and Ebola.
Gene synthesis with codon-optimization and mutant libraries using the BioXp system is designed to accelerate the speed of vaccine development by improving the efficacy and safety of the resulting recombinant genes, adjuvants and vectors. Also, pairing antigen epitope mapping technology with the BioXp system’s ability to rapidly iterate is accelerating rational design strategies for vaccine development.
BioXp system benefits: We believe our end-to-end solution for the rapid and accurate production of cell free synthetic DNA and mRNA, when combined with our BioXp protein kit that is currently in development, positions the BioXp system for rapid adoption within high-growth vaccine and therapeutic markets, as it allows for the acceleration of product development cycles by addressing critical bottlenecks. This is especially important for infectious disease vaccine development, such as for influenza, where the key bottleneck is the lack of quick strain design-build-test cycles close to flu season that makes vaccine response unpredictable.
2.mRNA-based vaccines for precision medicine. Neoantigens, or tumor mutated specific antigens, are major tumor rejection antigens, allowing tumors to activate the immune system and induce an efficient anti-tumor response. As personalized medicine for cancer therapeutics ramps up and becomes more feasible and affordable, individual patient neoantigen development is increasingly important. Identification of these neoantigens has greatly improved with recent advancements in deep sequencing and bioinformatics technologies. Gene synthesis and mRNA production then allow for these predicted neoantigens to be synthesized and tested for T cell reactivity, differentiating true immunogenic neoepitopes from putative ones. Since patients’ mutated antigens are largely unique to the individual, speed is one of the most important goals in identifying and verifying true neoantigens for induction of the T cell-mediated immune response.

BioXp system benefits: The BioXp system’s on demand high-throughput gene and mRNA synthesis and flexible cloning into a variety of vectors allow for quick screening and development of the best personalized cancer treatments. In addition, our Gibson Assembly RapidAMP cloning and amplification process avoids the use of E. coli, thus eliminating endotoxin contamination and unwanted immunogenicity.
Figure 15: Synthetic mRNA Production

SYNTHETIC mRNA PRODUCTION

CODEX DNA	COMPETITOR

BIOXP™ SMALL-SCALE mRNA KIT (BioXp™ kits)	**N/A**
TURNAROUND TIME: **20 HOURS (1 DAY)**	TURNAROUND TIME: **MULTIPLE WEEKS**
20:00

Figure 15 assumes optional runs of the BioXp system allow for pooling of up to 16 wells from a single kit. The turnaround time estimate for our competitors is based on the general turnaround time for Aldevron, LLC, Trilink Biotechnologies, Inc., Bio-Synthesis, Inc. and others who were selected by management because of their comparable product offerings.
3.mRNA-based therapeutics. With COVID-19 vaccines leading the way, mRNA has become one of the more promising classes of therapeutics and is being validated by key industry players (e.g., Avantor, Inc., Moderna, Inc., and Maravai LifeSciences Holdings, Inc.) and emerging mRNA delivery companies (Precision NanoSystems Inc., Nutcracker Therapeutics, Inc.). Monoclonal antibody-based drugs require complex production and purification processes and aberrant post-translational modifications of the antibody are a problem. An mRNA-based approach is a possible solution, whereby the genetic information of the antibody, not the antibody itself, is delivered. Transient gene transfer aims at administering the mAb-encoding nucleotide sequences in DNA or mRNA form, rather than the mAb protein itself, directly to patients. This allows for the in situ production of biologicals in a cost- and labor-effective manner, potentially for a prolonged period of time. Although past research has been mainly focused on the development of plasmid DNA, the limitations associated with these “classical” approaches and the recent improvements in stability and translatability of in vitro transcribed (IVT) mRNA have recently led to an increased interest in mRNA as a delivery vector. In addition to safer pharmaceutical properties, such as no risk of genome integration, the transient expression of mRNA-encoded antibodies enables a more controlled exposure, with more protein production during peak expression compared to plasmid DNA.
BioXp system benefits: Our BioXp system can be used to rapidly produce small-scale, biologically active mRNA for accelerated iteration of the design-build-test paradigm for the identification of therapeutic candidates. In addition, a wide menu of on demand automated library synthesis enables the customer to further speed up iterative design-build-test paradigm during the drug discovery and development continuum. When library synthesis is used in combination with mRNA production, we estimate that a customer can reduce turnaround times by weeks or months when using the BioXp system for screening and optimizing the mRNA products that have the most desirable pharmaceutical properties.
4.CleanCap technology benefits: In July 2021, we signed a licensing and supply agreement with TriLink Biotechnologies, part of Maravai LifeSciences Holdings, Inc., for its industry-leading CleanCap technology. We integrated the mRNA capping technology into our suite of automated mRNA synthesis kits for the BioXp system as well as within our BioFoundry Services offering. Together, the technologies are expected to increase productivity and yields for mRNA synthesis workflows, potentially opening the doors for a broader range of downstream therapeutic and vaccine applications.

Workflow solutions in development
1.Global distributed manufacturing of vaccines: We aim to transform public health by enabling a new approach to producing vaccines, therapeutics and diagnostics. Based on our proprietary automated synthesis technology, we are building a self-contained system that we believe can print life-saving treatments, starting only from information delivered digitally on our DBC system.
By activating a global network of DBC systems, we believe it will be possible to accelerate the development and delivery of “on-demand” vaccines anywhere in the world, ultimately allowing rapid responses to disease outbreaks. We believe that the instantaneous electronic exchange of sequence data, followed by local gene synthesis and vaccine production, may replace the cumbersome isolation and shipment of viruses and nucleic acids between geographically dispersed sites where vaccines are manufactured. Also, by stocking systems with all of the materials needed for vaccine synthesis, the DBC network will be designed to overcome many of the supply chain challenges that have emerged during the COVID-19 pandemic. Thus, we believe our technology will be able to replace antiquated centralized manufacturing systems with a modern distributed manufacturing systems.
2.Synthetic DNA for digital data storage: DNA data storage has been a growing area of interest due to its encoding power with a capacity to store more than 200 petabytes (each one million gigabytes) of data per gram of DNA. Our technology can be mapped to nearly all of the critical steps in the DNA data storage workflow, including (1) encoding a binary digital file into a DNA sequence data file, (2) synthesizing the DNA data file, (3) storing millions of DNA data files in one tube of DNA and (4) retrieving the DNA data file from the tube. Using our BioXp system, which is designed to have the capacity to store 108 kilobytes of data (e.g., single web pages and small images) per instrument per day, the entire DNA data storage workflow can be collapsed into a single automated system.
Figure 16: We envision our BioXp digital data storage solutions will be critical to enabling the broad-based use of distributed applications.
Our Technology
Our system is powered by many key innovations that provide unparalleled capabilities, notably:
Gene synthesis
Our robust gene synthesis process is proprietary and enables the simultaneous assembly of hundreds of oligonucleotide pools of up to several thousand kilobase pairs in length, including a wide range of complexity (e.g., 20-70% GC content, repetitive DNA sequence). Our proprietary error-correction process produces high-quality synthetic DNA sequences from beginning to end. BioXp gene synthesis kits leverage this proprietary gene synthesis technology, which involves:
■the design of single-stranded oligonucleotide sequences comprising a DNA sequence, and novel chemistry and thermal cycling parameters for the robust assembly of those chemically synthesized oligonucleotides into long double-stranded DNA products; and
■a two-step error-correction process where error-containing DNA products are removed through a combination of a mismatch-specific endonuclease working in concert with an exonuclease.
In the final step, only error-free genes are amplified by PCR resulting in high yields of error-free DNA. Because all applications currently rely on gene synthesis, this technology is used within every BioXp kit. We have also developed a second proprietary gene synthesis process that uses ultra-short oligonucleotides that assemble into high-fidelity synthetic genes without enzymatic error correction procedures.

Library synthesis
Our robust gene synthesis technology enables the construction of several DNA variant library types including:
■scanning libraries with varied single, contiguous amino acid sites, including site-saturation and alanine scanning libraries;
■combinatorial libraries with varied, multiple non-contiguous amino acids sites using degenerate bases to optimize protein binding and function; and
■targeted libraries, with specific mutations distributed over the sequence space to achieve the desired diversity.
Our library synthesis technologies are powerful tools for manipulating protein structures for optimization studies in biologics discovery, protein engineering and several other disciplines. This technology is included in our BioXp library kits and enables the BioXp system to generate as many as 32 libraries per instrument in a single 8 hour run, with each library containing an amino acid diversity as high as 1010.
DNA cloning
Our robust molecular cloning method is proprietary and commonly referred to as Gibson Assembly across the industry. The method can simultaneously combine as many as 10 DNA fragments based on sequence identity. It requires that the DNA fragments contain approximately 20 to 40 base pair overlaps with adjacent DNA fragments. These DNA fragments are mixed with a cocktail of three enzymes, along with buffer components. The three required enzyme activities are: exonuclease, DNA polymerase, and DNA ligase. The exonuclease splits DNA from one of its ends resulting in single-stranded regions on adjacent DNA fragments, which can anneal to each other. The DNA polymerase incorporates nucleotides to fill in any gaps. The DNA ligase covalently joins the DNA of adjacent segments, thereby removing any imperfections in the DNA. The resulting product is different DNA fragments joined into one. Either linear or closed circular molecules can be assembled. With over 6,000 citations in scientific literature, Gibson Assembly is one of the most widely-used molecular cloning methods used to create recombinant DNA. It is named after its creator, Dr. Daniel Gibson, who is our Chief Technology Officer and co-founder. We believe that the Gibson Assembly method can be used to rapidly clone multiple DNA fragments into any vector in one hour or less without the use of restriction enzymes.
Figure 17: Gibson Assembly technologies for DNA assembly
The BioXp cloning kits leverage Gibson Assembly in a proprietary fashion to bring together up to four gene fragments in up to four vectors, permitting larger DNA to be constructed and providing increased flexibility in cloning strategies. Multi-fragment assembly and cloning on the BioXp system gives customers the power to design, build, test and iterate genes more rapidly.
Cell-free amplification of cloned DNA
The Gibson Assembly process generates circular products that are permanently sealed by DNA ligase. We have taken advantage of these two essential features to develop a proprietary cell-free amplification process that combines our Gibson Assembly technology with components of the well-established rolling circle amplification (RCA) technology. Once the Gibson Assembly reactions are complete, reaction products are incubated for several hours in a mixture containing a DNA polymerase and random hexamers. The BioXp RapidAMP cell-free DNA amplification kit and the benchtop Gibson Assembly RapidAMP kit leverages this technology to allow users to assemble and amplify constructs to achieve transfection-ready DNA in a single day. With this technology, high-quality, high-fidelity DNA can be rapidly produced, all while eliminating tedious tasks associated with transformation, cell culture and E. coli harvest. Gibson Assembly RapidAMP reagents are available as a benchtop reagent kit or an automated cell-free amplification solution for the BioXp system. Benefits include:
■accelerated design-build-test cycles;
■endotoxin-free DNA products;
■an alternative to amplification strategies that fail due to biological reasons within host organisms; and
■propagation of DNA without unwanted vector elements.

Figure 18: Gibson method for cell-free DNA production
System engineering and automation
The BioXp system contains fluid processing and precise thermal control to run all applications, including the synthesis and scale-up of DNA and mRNA. The proprietary and highly reliable automation components of the BioXp system include patented thermalcycler technology and sample handling and sealing devices. Significant software development has resulted in an easy-to-use interface with robust diagnostics and error detection as well as remote access capability to quickly address any issues. Key features of the BioXp 3250 system include:
■a high precision patented thermalcycler for precise control of thermal cycling parameters;
■a high precision fluid handling system for accurate transfer and mixing of reagents;
■a high reliability 5-axis motion control system for accurate positioning;
■an integrated camera system for confirmation of proper loading and reading barcodes on the components of BioXp kits;
■a touchscreen interface and integrated computer processor, which allows for simple, intuitive operation;
■internet connectivity enabling custom scripts to be loaded for each customer’s needs, post-run data to be retrieved and remote service/updates to be performed;
■a proprietary sample handling system that allows movement of samples throughout the process; and
■a flexible system design that anticipates development of new protocols to continue collapsing customer workflows.
Cloud-based design and analytics
The BioXp portal includes design tools used to break down desired DNA sequences into building blocks sent to the user, ultimately to be synthesized and assembled on the BioXp system. Our predictive modeling of the complexity and level of difficulty ensures that the probability of success in building a DNA sequence is greater than 98%. The co-development process by our biologists and engineers has resulted in a proprietary combination of synthetic biology and automation. The BioXp system is highly flexible and is controlled by processing information from the cloud, tailored for a user’s specific application. There is no need for the user to develop custom processing scripts or modify parameters because our ordering software and associated BioXp barcodes ensure that the desired application is processed.
Large and complex DNA synthesis up to complete genomes
Our gene synthesis technology in combination with the Gibson Assembly cloning process is what enables us to excel in the automated synthesis and engineering of large and complex DNA constructs. Our proprietary tools combine novel DNA design, synthesis and assembly techniques to manufacture long DNA constructs, including the synthesis of a complete genome or chromosome. Using these technologies, our team has chemically synthesized several bacterial and viral genomes, including some of the largest chemically-defined structures ever synthesized in a laboratory.
The final genetic constructs required to develop many commercial applications are longer than those that can be readily synthesized using standard industry techniques. While a simple sequence of genes may be several thousand base pairs long, the genomes of many bacteria may be up to several million base pairs long, while the genomes of some viruses can exceed one million base pairs in length. Traditional DNA synthesis and assembly approaches are not practical for synthesizing genomes of that length.
Vmax host cell engineering
Vmax is an engineered form of Vibrio natriegens, which, under optimal conditions, has the fastest known growth rate of any non-pathogenic organism. Vmax has high-value applications in research and commercial production. Many high-value pharmaceuticals, industrial enzymes and chemicals are currently made in bacteria such as E. coli. We aim to improve the manufacturing of these products with Vmax, especially the high-value biologics. We are developing an advantaged Vmax strain and reagents for molecular cloning (Vmax C1) and have developed an advantaged Vmax strain for protein expression (Vmax X2) applications. We have commercialized Vmax X2 and intend to commercialize the Vmax C1 as benchtop reagents. We believe that over time Vmax could be capable of challenging the dominance of the prevailing E. coli cell-based production systems that are used to produce many high-value pharmaceuticals, industrial enzymes and chemicals. We plan to monetize Vmax cell lines through arrangements with biopharmaceutical companies.
Research and Development
Our research and development team has been at the forefront of discovery and development of synthetic biology workflows for over 15 years, including more than 10 years of experience automating many of those processes. We believe that this experience gives us industry-leading know-how, intellectual property and time-to-market advantages with respect to new products. We have specific and valuable experience and knowledge related to problem solving and have a deep knowledge of applicable synthetic biology research and development methodologies. We have particularly strong technical core competencies related to constructing large and complex strands of DNA and automating synthetic biology applications across multiple end-to-end workflows.
The overarching goals of our research and development programs are to continue to bring new technologies to market that address the most pressing questions in synthetic biology solutions. Our research and development department hosts the key proprietary synthetic biology tools and technologies, with applications across a wide variety of industries, sponsors research and development efforts to apply those tools and develops new opportunities. To this end, we plan to focus our research and development efforts on the following areas:
■Strategic partnerships: We focus partnering efforts in the areas of mRNA vaccines, biologics discovery, cell engineering and DNA data storage validating our technology systems.
■New capabilities and solutions for our current BioXp system: Our development efforts include new reagent modules such as a protein synthesis kit and a rapid-scale mRNA synthesis kit. The BioXp protein synthesis kits will be designed to enable broad adoption for the small-scale production of research-grade protein for several workflows, especially for biologics discovery and development. The BioXp rapid-scale mRNA synthesis kit will contain all the reagents necessary to rapidly produce biologically active mRNA from previously cloned DNA of up to 20 kb in length. In addition, we are developing a product line extension for our BioXp system in the form of a higher throughput BioXp 9600 automated workstation, which has approximately three times the processing capability of our current system.
■New workflow solution-focused products: In the near-to-medium term, our primary focus is on perfecting our enzymatic DNA synthesis reagent solution which will enhance our margins by allowing us to in-source the production of key reagent components. Once developed, this technology will be integrated into the BioXp Oligo Printer system, which will physically connect to the BioXp 9600 system as the front-end system for the on-demand enzymatic DNA synthesis manufacturing of oligonucleotides.
■A distributed drug manufacturing system: Longer term, we aim to develop reagent and instrumentation solutions that will enable the distributed manufacturing of biological materials on the BioXp DBC system. Following this, we aim to develop the BioXp Needle-Ready Vaccine Printer system, a fully automated, push-button and walkaway printer that is designed to enable the distributed manufacturing of vaccines. This system is intended to produce several hundred doses of a DNA or mRNA vaccine per run in a matter of days.
As of December 31, 2021, we employed 42 employees in R&D, primarily located in San Diego, California. The R&D team consists of two groups, a scientific team and an engineering team, with 23 and 19 employees, respectively.
■Scientific Team: Twenty-three experienced scientists, approximately 48% of whom hold a Master’s degree and 39% of whom hold a Ph.D. The majority of the scientists are molecular biologists with vast experience in building new technologies related to benchtop and automation procedures for DNA sequencing and synthetic biology workflows. The team is led by Dr. Daniel Gibson, who is responsible for some of the foundational discoveries in synthetic biology, including the Gibson Assembly method.
■Engineering Team: Nineteen personnel with expertise in software, fluidics, mechanical, electrical and embedded firmware development in both RUO and good manufacturing practice (GMP) environments. The team has decades of experience in applications of state-of-the-art engineering designs and solving complex systems for laboratory and medical devices. They are experts in translating the latest molecular biology workflows into reliable, repeatable robotic fluid handling steps processed under precise temperature controls.
Manufacturing
Our product portfolio includes the BioXp 3250 system, Gibson Assembly, Vmax X2 cells and biofoundry services. Our operational infrastructure ensures that the entire production line, including supply chain, reagent kit manufacturing, biofoundry services, quality control, process development, filling and packaging, quality assurance and logistics, is fully integrated and coordinated.
We utilize single-source third parties for assembly of key components of our BioXp instrument and other suppliers to provide key reagents. We have identified a list of our single-source suppliers for key reagents and have started to identify and validate new second-source suppliers for those key reagents. Having dual sources for certain of our raw materials will reduce the risk of a potential production delay caused by a disruption in the supply of a critical raw material or component. Our mitigation plans for these single-source key reagents is to have six to twelve months of safety stock inventory on hand as we qualify new second-source suppliers. For the key reagents where we cannot find a suitable second-source supplier, we plan to continue to maintain our six to twelve month safety stock inventory.
We create validation protocols for each potential new second-source supplier and only add those new second-source suppliers once they have met the validation requirements. We require testing on three separate lots of the new key reagent and we validate key reagent performance and expiration dating compared to the current key reagent performance and dating criteria. Each validation protocol is different as each key reagent will have different characteristics and testing protocols as well as acceptance criteria and expiration dating.
BioXp 3250 system manufacturing is contracted out to D&K Engineering, Inc. (D&K), a third-party ISO 13485 Certified and FDA registered contract manufacturer located in San Diego, California. D&K services several of the largest life science instrument companies. It has proven capabilities related to design optimization, new product launches and product line extensions, as well as an ability to facilitate a substantial scale-up of unit volumes, thereby supporting our growth for the foreseeable future. Its capabilities include GMP-compliant manufacturing, which may be relevant to our future product launches. We do not have a long term supply agreement with D&K, and rely on it to provide quotes and accept purchase orders that we issue from time-to-time. Our outsourced production strategy is intended to drive cost leverage and scale and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. Under the terms of our relationship with D&K, we have historically benefited from volume-based pricing on our purchase orders. We perform final quality control testing of the BioXp 3250 system in-house at our facility in San Diego. Turnaround time for BioXp 3250 production is typically two to three weeks. We keep the contract manufacturer aware of our future supply needs based on a rolling three-quarter forecast.
In October 2015, we entered into a Supply Agreement (the IDT Supply Agreement), with Integrated DNA Technologies, Inc., a division of Danaher Corporation (IDT), which was amended in March 2020 and June 2021 (the Supply Agreement), pursuant to which IDT agreed to supply us with oligonucleotides, which we use as reagents in our research and commercial operations. The prices of the oligonucleotides purchased pursuant to the Supply Agreement are fixed during the term of the Supply Agreement, subject to minimum ordering requirements. The Supply Agreement contains certain dedicated capacity representations, but does not commit IDT to supply any minimum amount of oligonucleotides outside of accepted purchase orders. The term of the Supply Agreement is nine years.

Figure 19: Manufacturing process for the BioXp 3250 system
Reagent manufacturing and storage is completed within our headquarters in San Diego, California. All reagents are manufactured, quality-control tested and released to inventory by our quality assurance department certifying that our reagents meet our quality standards. We maintain safety stocks of key reagents in quantities that we believe mitigate the effects of any supply disruptions. Key components of the reagents are sourced from well-established third parties, most notably, IDT and Eurofins Scientific SE.
Figure 20: Manufacturing of BioXp kits and benchtop kits
As of December 31, 2021, we had 81 employees dedicated to operations, with 62 focused on manufacturing, 14 focused on global logistics and supply chain, and five focused on quality control.

Commercial Operations
We commercially launched our current solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. From the initial launch of our solution through December 31, 2021, we have launched a total of eight BioXp kits, three benchtop reagent kits, and several other synthetic biology products, including 14 SARS-CoV-2 full-length genomes as well as our Vmax X2 cells. We have placed approximately 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2021, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.
One of our customers, NEB, accounted for 14% of our revenue for the year ended December 31, 2021, based on royalties paid under a Confidential Settlement Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on our relationship with NEB.
As of December 31, 2021, we employed a commercial team of 44 employees, many with significant industry experience. Of the 44 commercial employees, 32 were in sales and 12 were in marketing and corporate development. As of December 31, 2021, our commercial team included 23 quota carrying sales professionals spanning business development managers, inside sales and field application scientists. We employ a direct sales model in North America and four major European markets (United Kingdom, Germany, France and Benelux), while selling through more than 15 channel partners across Europe, the Middle East, Africa and Asia Pacific
Our commercial team is focused on driving active placements of BioXp systems and maximizing their utilization at the most iterative, costly and time-consuming steps across our customers’ workflows. Potential customers can gain access to our system via direct purchases, services offerings or through strategic partnerships.
To maximize our commercial reach, we have distribution agreements with international channel partners for our products. These agreements allow us to reach approximately 60 countries globally, with key focus on networks in Europe, the Middle East, Africa and Asia Pacific. We have a key European logistics hub in Italy in partnership with Bright Bioworks S.r.l and a relationship with a European software engineering company, Solvd, Inc., to support our customer portal and to provide European customer and technical support. We sell our products directly in the U.S., providing instrument field services through a hybrid of in-house and third party-contracted engineering support.
As of December 31, 2021, we employed a service and support team of 13 employees focused on delivering an outstanding customer experience.
Competition
Our market is characterized by highly competitive and dynamic products, rapid technological advancements and continually evolving customer demands. We face competition from core synthetic biology systems, such as Thermo Fisher Scientific Inc.; Danaher Corporation; CureVac N.V.; GENEWIZ Group, which was acquired by Brooks Automation, Inc., which subsequently changed their name to Azenta; GenScript Biotech Corporation; DNA Script SAS; Integrated DNA Technologies, Inc.; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd. and others. Our competitors and their products and services are focused on discrete steps across various synthetic biology applications including gene synthesis, enzymatic DNA synthesis, protein engineering, cell engineering, tools and automation, software, food and agriculture, materials, aquaculture, biopharmaceutical, health and others.
While our industry is composed of many companies offering services or discrete products, we believe there is a lack of an existing, comprehensive solution enabling end-to-end control of biologics and vaccine discovery and development workflows in-house.
Arrangements with Commercial and Governmental Entities
We believe that our technology is applicable to discovery and development in the following fields: vaccines, biologics, diagnostics, agriculture, animal health and food science. In the ordinary course of business, we enter into arrangements with commercial channel partners and others to maximize our commercial reach. For example:
■We are in the process of establishing evaluation and service agreements with several smaller vaccine and therapeutically focused biotechnology companies.
■We have completed multiple outlicense and service/supply agreements with diagnostic product providers, enabling engineered synthetic controls for laboratory proficiency and diagnostic kits or drug screening services.

■We provided biofoundry services to Cellibre, Inc. and provided enriched libraries of synthetic DNA related to its cellular agriculture services.
■Several customers, including the La Jolla Institute for Immunology, have successfully used our solutions, including the BioXp 3250, to produce biologically active mRNA for use in vaccine development for oncology applications.
■We have licensed our DNA technology to a food sciences company for cellular engineering in plant-based meat products.
■For product development and commercialization, we have entered into early access and beta test agreements with target customers to obtain their feedback on near-launch products prior to global product launch. Recent examples include Vmax C1 beta test material transfer agreements and BioXp script development agreements.
■We have also granted non-exclusive research product outlicenses to three research reagent providers under our Gibson Assembly patents and receive ongoing royalties on their sales of licensed products.
We are a sub-awardee of a multimillion-dollar, multiyear grant from the United States Department of Agriculture relating to screening and prevention of citrus greening diseases. We also work with several U.S. government laboratories and large state health laboratories to ensure prompt access to synthetic genomes useful for monitoring pandemic response.
Early Access Collaboration and Licensing Agreement with Pfizer
In December 2021, we entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which we agreed to collaborate with Pfizer to further develop our novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment from Pfizer to us, along with success-based technical milestone payments that could be earned in the near term. We are also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of our technology developed and licensed under the agreement.
We granted Pfizer a non-exclusive, worldwide license to use our enzymatic DNA synthesis technology for purposes of researching, developing, manufacturing and commercializing pharmaceutical and biopharmaceutical products and a limited-time option to convert such license to exclusive for specific applications. If Pfizer exercises its option for these application(s) within the applicable period, then the license to Pfizer will become exclusive for products for such application(s); provided that Pfizer may later convert the particular application back to non-exclusive.
Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8 million and if we meet certain technical milestones, we will be eligible to receive an additional $10 million in near-term milestone payments associated with the Research Plan.
In addition to the upfront payment and technical milestone payments, Pfizer has agreed to make milestone payments to us upon the products meeting certain clinical milestones, with each product (other than exclusive products) being eligible for milestone payments up to $20 million if it were to meet the applicable clinical milestones and the first exclusive product in each exclusive field being eligible for milestone payments up to $55 million if it were to meet the applicable clinical milestones. Pfizer has also agreed to pay us up to $60 million in sales milestones for products (other than exclusive products) if aggregate net sales of such products meet certain thresholds and up to $180 million in sales milestones for exclusive products if aggregate net sales of the exclusive products meet certain thresholds. Provided the Pfizer Agreement remains in place, Pfizer will also pay escalating royalties from a low to mid-fraction of one percent of net sales of all products. Pfizer’s obligations to pay royalties with respect to a product within a country will expire after specific criteria including such product no longer being covered by patent rights licensed to Pfizer by us in such country. Royalty payments are subject to reduction after the introduction of a biosimilar product in such country by a third party.
Intellectual Property
Protection of our intellectual property is fundamental to the long-term success of our business and is an important commercial strategy. Like other companies in the life sciences industry, we seek to protect our significant technologies by pursuing and maintaining patent protection. We also seek to protect aspects of our business as confidential know-how and as trade secrets. Our commercial success depends in part upon our ability to obtain and maintain protection afforded by laws directed toward intellectual property rights, to defend and enforce these rights and to operate without infringing the intellectual property rights of others.
The patent positions for high-technology, life sciences companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. Issued patents are subject to interpretation as to their scope and applicability, and that uncertainty is typically not resolved in whole or in party except in litigation. Patent applications involve even more uncertainty because the scope of claims pending in a patent application may be significantly reduced or otherwise changed in order to obtain the grant of a patent. Moreover, even if granted, the scope, validity and enforceability of granted claims can be challenged in a variety of proceedings. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, outside of the context of litigation per se. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and pre- and post-grant opposition proceedings.
As a result, we cannot guarantee that any of our products or technologies will be protected or remain protectable by enforceable patents. We cannot predict whether any particular patent application that we are currently pursuing in any particular jurisdiction will be granted as a patent or whether the claims of any patents we obtain will sufficiently exclude others from making, using or selling products or services in competition to us. Nor can we guarantee that third parties will not circumvent our patent claims by designing around them.
Changes in the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase these uncertainties and the costs surrounding prosecution of patent applications and enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act (the America Invents Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application on a given invention is entitled to a patent on the invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also provides for third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent after grant, including post-grant review and inter partes review. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Furthermore, the courts have held that patent claims that recite laws of nature are not patent eligible, but patent claims that recite sufficient additional features that provide practical assurance that claimed processes are genuine inventive applications of those laws may be patent eligible. But what constitutes a “sufficient” additional feature is the subject of uncertainty. The USPTO has published and continues to revise and publish guidelines for patent examiners to apply when examining claims for patent eligibility as the case law continues to evolve. Patent eligibility is also an area of the law under continual development in other jurisdictions around the world.
In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.
Our patent portfolio includes more than 300 pending or issued cases worldwide. The portfolio focuses on instruments, devices and methods for synthesizing and assembling high-fidelity DNA, while also including genome engineering and editing technologies. The instrument portfolio includes domestic (U.S.) and foreign patents for the BioXp and the DBC instruments, which allow users to synthesize DNA molecules of specific sequence from pre-synthesized oligonucleotides or directly from digital DNA sequence using nucleotides, thus allowing users to rapidly synthesize DNA molecules on demand in their own laboratory. Further protection is provided by method patents relating to molecular biology processes performed on the instruments, patents protecting a key instrument component and a bio-security component useable with the instruments to counter misuse. The DNA synthesis portfolio features the widely used Gibson Assembly method, a staple method in DNA laboratories around the world that allows users to join multiple DNA fragments in a single reaction.
Other highlights of the portfolio include a genome editing technology that provides an alternative technique to CRISPR/Cas9, a technology for generating synthetic genomes that permits the user to “pop in” novel genome segments containing pre-programmed functions, and a “watermarking” DNA data storage method for encoding human readable text conveying a non-genetic message into nucleic acid sequences. The portfolio also includes issued patents directed to “endotoxin free” Vibrio organisms that provide researchers with the ability to use the ultra-fast-growing Vibrio natriegens (Vmax) organism in research and production applications with reduced risks of endotoxin in the product. More recently filed patent applications relate to a technology focused on building DNA molecules of ultra-high fidelity suitable for synthetic biology applications, and a technology permitting users to synthesize any possible DNA sequence at high fidelity from a library having a limited number of oligonucleotide members.
The portfolio contains U.S. patents or allowed U.S. applications relating to the BioXp and DBC instruments, and our Gibson Assembly methods and several foreign patents relating to the BioXp systems and Gibson Assembly. The portfolio also contains U.S. patents or allowed U.S. applications relating to our fast-growing Vibrio natriegens host cell organisms and numerous granted foreign patents for our various DNA synthesis methods.

The portfolio includes patents and pending patent applications in three main technology areas of instrumentation, DNA synthesis and assembly and genome engineering, as follows:
Instrumentation
As of March 1, 2022, this section of the portfolio contains one issued U.S. patent application relating to the BioXp and an issued U.S. patent for the DBC. In Australia, we have granted patents for both BioXp and DBC; and in Japan we have a granted patent for BioXp and a granted patent for the DBC. Other patent applications are pending in the EPO, Canada, China, and India. In Israel, we have an allowed patent to the BioXp and a pending application to the DBC. The nominal terms of the foregoing patents (including any patents granted on the pending applications) will expire in 2033. In addition, the portfolio contains patents to a key instrument component, a lid engineered to enclose a sample retention area within the very small confines of a laboratory instrument, issued in the U.S., Australia, and China, with corresponding applications pending in the EPO and Canada. The nominal terms of the foregoing patents (including any patent granted on the pending application) will expire in 2035. This section of the portfolio also features two U.S. patents relating to a bio-security component to counter misuse of the BioXp and DBC instruments; the nominal term of these patents will expire in 2035.
DNA Synthesis and Assembly
This section of the portfolio features the Gibson Assembly patents, and contains patents in the U.S., Europe (validated in seven European Patent Convention (EPC) member countries), Japan, India, Israel, Australia, and Canada, with pending applications in China and Singapore. The nominal terms of the foregoing patents (including any patents granted on the pending applications) will expire in 2029. In addition, this section includes three filed U.S. applications and three filed PCT applications, each relating to advanced methods of enzymatic DNA synthesis from a pre-manufactured library of components. Additionally, as of March 1, 2022, this section of the portfolio features:
■patents for our advanced error correction technology in the U.S., Europe (validated in seven EPC member countries), Japan, Australia, Israel, and China, expiring in 2033; corresponding applications are pending in India and Singapore. The portfolio also contains patents to an earlier error correction technology issued in the U.S., Europe (validated in six EPC member countries), Japan, Canada, and Australia, expiring in 2026;
■an issued U.S. patent to a “PCR variant” method for assembling DNA molecules. The nominal term of any patent granted on this application would expire in 2037;
■patents covering our earlier (pre-Gibson Assembly) DNA assembly methods issued in the U.S. (two patents), Canada (one patent), Malaysia (one patent), and Europe (two patents, each validated in six EPC member countries), expiring in 2026;
■patents relating to a method of sequencing and retrieving individualized or monoclonized nucleic acids from a solid support, issued in the U.S. (five patents) and Europe (three patents, each validated in eight EPC member countries), expiring in 2027;
■issued patents to a PEG-mediated DNA assembly method in Europe (validated in seven EPC member countries), Australia, Canada, Japan, India, Israel, and Singapore, expiring in 2033, with corresponding applications pending in the U.S. and China;
■patents relating to a method of building large DNA molecules, issued in the U.S., Europe (validated in six EPC member countries), Japan, India, China, Australia, Singapore, and Malaysia, expiring in 2028; and
■issued patents to our Rolling Circle Amplification method in the U.S., Europe (validated in six EPC member countries), China, India, Australia, Israel, Brazil, and Hong Kong, expiring in 2026.
Genome engineering
This portfolio family contains one U.S. patent covering a vector useful in Vibrio organisms, expiring in 2036. This family also contains one issued patent for a low endotoxin Vibrio natriegens host cell in the U.S. and corresponding applications in Europe and Canada, which if granted as patents would expire in 2038. Additionally, this portfolio contains an issued U.S. and pending European applications relating to a Vibrio organism that remains culturable after storage at low temperatures, which if granted would expire in 2037. Additionally, as of March 1, 2022, this section of the portfolio features:
■one issued U.S. patent application covering our genome editing “pop in cassette” technology, as well as pending foreign applications in Canada and Australia;
■one issued U.S. patent application relating to a method of editing a gene (an alternate method to CRISPR-Cas9). This family also includes patents relating to methods of cloning donor genomes and making synthetic cells issued in the U.S. (two patents), Europe (one patent validated in five EPC member countries), Japan (three patents), China (two patents), India (one patent), Australia (one patent) and Israel (two patents), expiring in 2030;
■patents relating to methods of creating synthetic cells and nucleic acid constructs issued in the U.S. (two patents), Europe (two patents, each validated in six EPC member countries), Japan (two patents), Canada (two patents), Australia (two patents) and Taiwan (one patent), expiring in 2026;

■patents relating to transplantation of a Mycoplasma genome issued in the U.S., Europe (validated in five EPC member countries), Japan, China, India, Australia, Israel and Singapore, expiring in 2028;
■patents relating to encoding identifying watermark sequences into genomes issued in the U.S., Europe (validated in six EPC member countries), Canada, Australia and South Africa, expiring in 2030; and
■patents relating to a method of transferring a genome from a bacteria into a yeast host cell issued in the U.S. and Europe (validated in the UK, Germany, and France), expiring in 2033.
We protect other valuable aspects of our business as confidential know-how, and, if eligible, as trade secrets. For example, we protect certain aspects of our manufacturing processes as trade secrets. Although trade secret protection does not expire as long as the protected information is kept secret from the public, it can be challenging to maintain such efforts. We implement measures designed to protect our trade secrets and other confidential proprietary information, including by physically restricting access to our premises and physically or electronically securing our confidential information, as well as by requiring our employees, consultants, scientific advisors, contractors and commercial partners to execute non-disclosure agreements. However, third parties may independently develop the subject matter of trade secrets that we hold, in which case we have no remedy if such parties should use such subject matter in furtherance of their own commercial interests. Further, while the law may provide remedies against third-party misappropriation or other unlawful access to our trade secrets and other proprietary information, such remedies may be difficult to obtain in practice and may not make our business whole even if successfully obtained. As a result, we may be unable to obtain meaningful benefits from laws intended to protect trade secrets or similar intellectual property rights.
In addition, third parties may initiate litigation against us alleging infringement, misappropriation or other violation of their proprietary rights or seeking a declaration of their noninfringement of our intellectual property rights. An adverse result in any such proceeding could include enjoining of the commercialization of our products, result in significant damages and have a material adverse effect on our business. Even if we are successful in any such litigation, we may be required to incur significant costs and dedicate significant personnel time in defending such litigation.
Government Regulation
FDA Medical Device Regulation
The development, testing, manufacturing, marketing, post-market surveillance, distribution, promotion, advertising and labeling of certain of medical devices are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and comparable state and international agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.
The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FDC Act. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications (PMAs) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. If no legally marketed predicate device can be identified for a new device to enable the use of the 510(k) pathway, the new device is automatically classified under the FDC Act as class III, which generally requires PMA approval. However, FDA can reclassify or use de novo classification for a device that meets the FDC Act standards for a class II device, permitting the device to be marketed without PMA approval. To grant such a reclassification, FDA must determine that the FDC Act’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process.
Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (IDE) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer.
Additionally, modifications that could significantly affect the safety and effectiveness of any FDA cleared or approved products, such as changes to the intended use or technological characteristics of the products, will require new 510(k) clearances or PMAs for those distributed in the U.S., or similar foreign marketing authorizations for those distributed outside of the U.S., or require the manufacturer to recall or cease marketing the modified devices until these clearances or approvals are obtained. In particular, even after approval of a PMA, a new PMA or PMA supplement may be required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA may require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
If we decide to expand our products in the future to include clinical or diagnostic products that are regulated by FDA as medical devices, we will be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and time consuming. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory clearance or approval, we will not be able to launch or successfully commercialize any diagnostic or clinical medical devices that we may develop in the future.
If regulated as a medical device, after a medical device is placed on the market, numerous regulatory requirements apply, including but not limited to the quality manufacturing requirements set forth in the QSRs, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, registration and listing, the Medical Device Reporting regulation, and the Reports of Corrections and Removals regulation. The FDA can enforce pre- and post-market requirements by unannounced inspection, market surveillance and other means. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an untitled regulatory letter or a warning letter, to more severe sanctions such as fines, injunctions and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution.
Products Labeled and Marketed for Research Use Only
We label and sell our products for research use only (RUO) and expect to sell them to academic institutions, life sciences and research laboratories that conduct research, and pharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our RUO products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only. Accordingly, we believe our products, as we currently intend to market them, are not subject to regulation by FDA. Although FDA regulations require that RUO products be labeled with “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.
In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product, stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicates that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical or diagnostic applications and a manufacturer’s provision of technical support for such activities. If FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization. Further, sales of devices for diagnostic or clinical purposes may subject us to additional healthcare regulation. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations.
As discussed above, although our products are currently labeled and sold for research purposes only, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. For example, if we wish to label and expand product lines to address the diagnosis of disease or for use for a clinical purpose, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, labeling, promotion, and marketing. Products that we may develop in the diagnostic, clinical, and healthcare markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (IVDs) by the FDA and comparable agencies in other countries. In the United States, distribution or marketing of medical devices will require us to comply with pre-market and post-market controls imposed by the FDA, unless an exemption applies, and we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing such medical device.
Laboratory Developed Tests (LDTs)
In some cases, our customers may use our RUO products in their own LDTs or in other FDA-regulated products for clinical diagnostic use, which can also increase our liability. LDTs are developed, validated and used within a single laboratory. In the past, the FDA generally exercised enforcement discretion for LDTs and did not require clearance or approval prior to marketing. On October 3, 2014, FDA issued two draft guidances that proposed to actively regulate LDTs using a risk-based approach, which would have required 510(k)s or PMAs for certain “moderate” or “high” risk devices. However, in late November 2016, FDA announced that it would not finalize the 2014 draft LDT guidance. More recently, the FDA has issued warning letters to genomics labs for illegally marketing certain genetic tests without prior FDA clearance or approval, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs.
In August 2020, the HHS announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. It is unclear whether the VALID Act or any other legislative proposals would be passed by Congress or signed into law by the President. Any restrictions or heightened regulatory requirements on LDTs, IVDs, or RUO products by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products, increase our compliance costs, and negatively impact our business and profitability. We will continue to monitor and assess the impact of changing regulatory landscape on our business.
International Medical Device Regulation
To the extent we decide to seek regulatory marketing authorization for certain of our products in countries outside of the United States, we or our partners, or collaborators, will need to obtain regulatory marketing authorization for such products for the intended use in the jurisdiction where such products will be marketed. Regulatory clearance or approval in one jurisdiction does not mean that we will be successful in obtaining regulatory marketing authorization in other jurisdictions where we conduct business.
Sales of such medical products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country, as well as FDA regulation on export of medical devices. The European Commission has adopted numerous directives and standards that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Under the centralized authorization procedure, devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and European Economic Area member states. The European Medical Device Regulation (MDR), which will replace Europe’s Medical Device Directive (MDD), will be effective on May 26, 2021. Additionally, the In Vitro Diagnostic Regulation (IVDR 2017/746), which addresses several weaknesses of the In Vitro Diagnostic Directive (IVDD 98/79/EC), will apply starting on May 26, 2022. Compliance with these and other regulations outside of the United States will increase our compliance costs and exposure to liability.
Other Government Regulations
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to

California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health Act, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of HHS, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.
In the future, to the extent we develop any clinical or diagnostic medical devices, our operations in the United States and abroad will be subject to various healthcare laws and enforcement by the applicable government agencies. Such laws include, without limitation, federal and state anti-kickback or anti-referral laws; healthcare fraud and abuse laws; false claims laws; federal and state privacy and security laws, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), CCPA, and CPRA; Physician Payments Sunshine Act and related state transparency and manufacturer reporting laws; marketing compliance and advertising laws; and other laws and regulations applicable to medical device manufacturers. If we expand our business outside of the United States, we would be subject to additional laws and regulations in countries where we conduct business, including but not limited to the GDPR. These laws may impact our operations directly, or indirectly through our contractors, agents, or customers, and may impact, among other things, our sales and marketing strategy.
If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Given the evolving nature of our industry, legislative bodies or regulatory authorities may adopt additional regulation or expand existing regulation to include our products and services. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time, and we may be unable to obtain or maintain comparable regulatory authorization for our products and services, if required. These regulations and restrictions may materially and adversely affect our business, financial condition, and results of operations.
Facilities
Our principal facility is located at 9535 Waples Street in San Diego, California and functions as our worldwide headquarters. The facility is approximately 28,000 square feet on two stories and was leased from BioMed Realty. The lease expires in January 2025 and has an option to extend for an additional five years at the then current fair market value rental rate for comparable office and laboratory space. The 9535 Waples building contains infrastructure for reagent manufacturing and for research and development of new products, as well as for supporting supply chain, logistics and limited office space for administrative and commercial functions. The facility includes wet labs for both reagent manufacturing and research and development on both floors as well as specialized labs for instrument engineering to support the development of new instruments. A designated instrument services lab space supports our current instrument installed base customers.
In August 2021, we entered into a sublease agreement for 21,366 square feet of temporary office space at 10182 Telesis Court, San Diego, California. The sublease agreement has a term of one year and one option to extend the sublease term for an additional six months.
In September 2021, we entered into a lease agreement for future office and laboratory space and concurrently signed a second amendment to the operating lease agreement for our corporate headquarters located at 9535 Waples Street, San Diego, California. Under this agreement, we will terminate our lease at 9535 Waples Street upon the occupancy of office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, which will occur subsequent to the renovation and build-out of the spaces. We intend to occupy approximately 49,077 square feet of space at 10431

Wateridge Circle and approximately 17,146 square feet of space at 10421 Wateridge Circle. We are entitled to one option to extend the lease term for an additional five years after the expiry of the original 123 month term. Occupancy of 10421 and 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street are expected to occur in the second half of 2022.
In connection with the EtonBio Inc., (Eton) acquisition in November 2021, we assumed a lease of office and laboratory space located at 10179 Huennekens Street, San Diego, California. The facility is approximately 8,600 square feet and was leased from Oberlin Realty LLC. The lease term expires in December 2022.
In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 10717 Sorrento Valley Road, San Diego, California. The facility is approximately 8,000 square feet and was leased from Sorrento Realty LLC. The lease term expires in November 2024 and has an option to extend the term for an additional three years at the then current fair market value rental rate for comparable office and laboratory space.
In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 400 Park Offices Drive, Durham County, North Carolina. The facility is approximately 3,000 square feet. and was leased from Davis 54, LLC. The lease term expires in October 2023.
In connection with the Eton acquisition in November 2021, we assumed a lease office and laboratory space located at 56 Roland Street, Boston, Massachusetts. The facility is approximately 4,300 square feet and was leased from Paradigm Direct Roland. The lease term expires in June 2022.
In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 1075 Morris Avenue, Union, New Jersey. The facility is approximately 1,200 square feet and was leased from Institute for Life Sciences Entrepreneurship. The lease term expires in November 2022.

Employees and Human Capital
As of December 31, 2021, we had 202 full-time and 24 part-time employees in the United States and 10 full-time employees located internationally. Our team includes: 57 in commercial sales, marketing, and support, 81 in manufacturing and operations, 23 in research and development, 19 in engineering, and 46 in general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our people and culture objectives include, as applicable, identifying, recruiting, retaining, and integrating our existing and new employees, advisors and consultants into our company and culture. The principal purposes of our cash and equity incentive plans are to attract, retain and reward personnel through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by incentivizing such individuals to perform to the best of their abilities and achieve our short- and long-term business goals.
We offer other elements of compensation to our employees like health and wellness benefits. Our full-time employees are eligible to participate in our health plans, including medical, dental and vision benefits; flexible spending accounts; short-term and long-term disability insurance; and life and accidental death and disability insurance. We believe that providing a 401(k) savings plan for our employees also promotes financial wellness during retirement.
Corporate Information and History
We were formed in Delaware as a corporation on March 24, 2011 under the name Synthetic Genomics Solutions, Inc., as a wholly owned subsidiary of Synthetic Genomics, Inc. On February 26, 2013, we changed our name to SGI-DNA, Inc., and on March 31, 2020 we changed our name to Codex DNA, Inc. Our principal executive offices are located at 9535 Waples Street, Suite 100, San Diego, CA 92121-2993. Our telephone number at that address is (858) 228-4115. Our website address is www.codexdna.com. Information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report.
Implications of Being an Emerging Growth Company
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
To the extent that we continue to qualify as a "smaller reporting company," as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC.
Available Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is http://codexdna.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.
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
•we will need to raise additional capital to fund our operations, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate;
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
We are an early-stage synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred net losses of $8.3 million for the period from March 8, 2019 through December 31, 2019, $18.0 million for the year ended December 31, 2020 and $39.0 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $65.3 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.
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
■the extent to which we succeed in developing, commercializing and supporting new products;
■potential shortages, or increases in costs, of our product components or raw materials for existing and new products, or other disruptions to our supply chain;
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
Our cost of goods is dependent upon the pricing we are able to negotiate with our suppliers of raw materials, instruments and components. In particular, we have experienced price increases for certain raw materials, such as oligonucleotides, and expect these raw materials to continue to be in high demand. We have also experienced price increases for certain raw materials directly as a result of supply chain issues associated with the COVID-19 pandemic and we are uncertain how long those constraints could continue to impact our raw material pricing. We do not have long term supply contracts for any of our raw materials. If our costs increase and we are unable to offset such increases with a proportionate increase in our prices, our margins would erode, which would harm our business and results of operations.
We will need to raise additional capital to fund our operations, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.
Based on our current plans, we believe that our current cash, available borrowings and anticipated cash flow from operations will be sufficient to meet our anticipated cash requirements for at least twelve months. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products or the realization of other risks described herein, we will be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, or seek debt financing or other form of third-party funding.
We will likely seek to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:
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
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our President and Chief Executive Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; Jennifer I. McNealey, our Chief Financial Officer; Decky Goodrich, our Senior Vice President, Commercial Operations; and Laurence Warden, our Senior Vice President of Engineering and Instrumentation, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Dr. Gibson, Ms. McNealey, Mr. Goodrich and Mr. Warden, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executives officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2021, we had 202 full-time and 24 part-time employees in the United States and 10 full-time employees located internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. Now that we are a public company, our management and other personnel are required to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have only been in operation as a stand-alone company since March 2019. As our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
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
If we fail to timely introduce compelling new products, our revenues and our prospects could be harmed.
Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to timely introduce compelling new products and pursue new market opportunities that develop as a result of technological and scientific advances. The success of any enhancement to our existing commercialized products or introduction of new products depends on several factors, including timely completion and delivery, cost-effective development and manufacturing, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged introduction and overall market acceptance. We have experienced supply chain delays and increases in raw material cost for several of our products in development, including the BioXp 9600 system, that have caused delays in our commercial timelines. If we continue to experience these delays and increases in cost, introduction of the BioXp 9600 or other products could be further delayed. Moreover, any other new product that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
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
During 2021, we announced the acquisition of EtonBio, Inc. We may in the future seek to acquire or invest in other businesses, applications or technologies that we believe could complement or expand our current or future products, enhance our technical capabilities or otherwise offer growth opportunities. Any acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
To date, the growth of our operations has been mostly organic, and we have limited experience in acquiring and integrating other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition, including the EtonBio, Inc. acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.
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
We do not own or operate, and currently do not plan to own or operate, facilities for manufacturing our BioXp systems. We rely and expect to continue to rely on third parties for the production and packaging of our instruments. We rely on a single contract manufacturer, D&K Engineering, Inc. (D&K), located in San Diego, to manufacture and supply our BioXp systems. Since our contract with D&K does not commit it to carry inventory or make available any particular quantities of instruments outside of accepted purchase orders, D&K may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We do not have a long-term supply agreement with D&K. Instead, we typically issue purchase orders for our BioXp systems on a six-month rolling basis. Our purchase orders with D&K are terminable without cause upon sixty days’ notice in writing to the other party.
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
In addition, certain of the components used in our instruments are sourced from limited or single-source suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if we encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet our specifications, or if we cannot then obtain an acceptable substitute, or if we experience continued increases in the costs of these components due to inflationary pressures. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
We also rely on third parties for certain components of our BioXp kits and benchtop reagents, including the nucleotides we use in our BioXp kits, which are primarily sourced from Integrated DNA Technologies, Inc. (IDT), a division of Danaher Corporation. In the past, supply issues with IDT caused us to rely on an alternative supplier for these components and raw materials. We cannot guarantee that we will be able to source these materials at similar quantities and on similar terms if our preferred suppliers were to become unable or unwilling to fulfill our requirements.
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
Our BioXp systems, BioXp kits and benchtop reagents comprise an integrated solution with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire system. In order to successfully generate revenue from this product line, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Our instruments are manufactured by D&K using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Given the complexity of this instrumentation, individual units may occasionally require additional installation and service prior to becoming available for customer use. We have experienced quality issues with certain of our mRNA BioXp kits and are currently working to resolve those issues. If we are unable to resolve quality issues with these particular kits, we may be unable to recognize projected revenue from them and our business could be harmed.
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
In addition, as we scale our commercial operations, we will also need to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and internal quality assurance programs. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications.
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
The future growth of the market for our current and future products depends on many factors beyond our control. For example, in 2020, 11% of our revenue was from products specifically targeting research and development efforts related to COVID-19 vaccines and therapeutic products. As effective COVID-19 vaccines or treatments are developed, approved and rolled out to protect against and treat the COVID-19 virus, demand for these products and biofoundry services may decline, the size of our market opportunity for such products may be impacted and our revenue may be significantly and adversely affected as a result. In 2021, our revenue from COVID-19 related products was 3% of total revenue.
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
We face significant competition in the synthetic biology technology market. We currently compete with synthetic biology technology companies and the companies that are supplying components, products and services that serve customers engaged in synthetic biology research. These companies include Thermo Fisher Scientific Inc.; Danaher Corporation; CureVac N.V.; GENEWIZ Group, which was acquired by Brooks Automation, Inc., which subsequently changed their name to Azenta; GenScript Biotech Corporation; DNA Script SAS; Integrated DNA Technologies, Inc.; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd. and others.
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
We have derived, and we may continue to derive, a significant portion of our revenues from a limited number of large customers. We estimate that our twenty largest customers accounted for 85%, 60% and 47% of our revenue for the period March 8, 2019 through December 31, 2019 and the years ended December 31, 2020 and December 31, 2021, respectively. The loss of key customers, or the reduction in the amount of product ordered by them may adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.
One customer, New England Biolabs, Inc., accounted for 14% of our revenue for the year ended December 31, 2021, based on royalties paid under a Confidential Settlement Agreement. This royalty will expire upon the earlier of the expiration of all licensed patents or the entry of a final judgment declaring the licensed patents invalid or unenforceable. Also under the terms of the Confidential Settlement Agreement, NEB has only agreed to continue to offer the royalty-bearing products for sale through September 30, 2025, after which time it may stop selling the royalty bearing products upon sixty days’ notice.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments are taking. Governmental mandates related to COVID-19 have impacted, and we expect similar infectious diseases or public health crises may continue to impact, our personnel and personnel at third-party manufacturers in the United States and other countries. Such mandates have impacted and likely will continue to impact the availability and cost of materials, which disrupts or delays our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. For instance, from time to time during the COVID-19 pandemic, there have been standing “stay-at-home” orders in California, and specifically San Diego County where our headquarters is located, that require businesses to implement certain social distancing, masking and other health and safety protocols and measures, which have affected productivity and morale. Continued and extended implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. Moreover, the COVID-19 pandemic has had a significant impact on our ability to retain employees and has forced us to fill positions more frequently than we have had to do so in the past. We cannot assure you that in the future we will be able to fill these positions quickly. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies.
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
Unfavorable U.S. or global economic conditions, including inflation, as a result of the COVID-19 pandemic, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets in general and has negatively impacted our stock price since becoming a public company in 2021. Should this impact continue, our ability to raise additional capital through equity, equity-linked or debt financings, will be reduced, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy, including inflation, and financial markets. The capital markets or general economic conditions may be adversely affected by geopolitical risks, hostilities, terrorist attacks or wars, including the current war between Russia and Ukraine. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.
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
We estimate that during the period ended December 31, 2019 and the fiscal years ended December 31, 2020 and December 31, 2021, approximately 14%, 25% and 30%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
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
■hyperinflation or economic or political instability in foreign countries, including the outbreak of war in the Ukraine;
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
We may be subject to fines or other penalties for potential past violations of U.S. export control and economic sanctions laws.
Our international business activities must comport with U.S. export controls and other international trade restraints, including the U.S. Department of Commerce’s Export Administration Regulations and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control.
In late 2021, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, we became aware that certain of our products had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our BioXp systems, into certain countries, including Russia. In the past, we may have exported products prior to receiving these required authorizations. We believe that these potential violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2021. Commencing in late 2021, we took a series of corrective actions intended to remediate the effect of any unauthorized past actions, including actions to permanently stop supporting the use of our BioXp systems in sanctioned countries.
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
As part of the United States’ efforts to combat COVID-19 and consistent with Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the VALID Act. It is unclear how such action as well as future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress or state regulatory authorities may decrease the demand for our products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for us, our partners and customers. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our products. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.
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
We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (EPO), or other patent offices’ review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding or opposition proceeding. However, there can be no assurance that any such challenge by us will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of the proceedings could be substantial.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been volatile and may continue to be volatile in the future, which could result in substantial losses for investors purchasing our common stock in the market.
The market price of our common stock has been volatile since our initial public offering any may continue to be volatile. As a result, you may not be able to sell your common stock at or above the price at which you purchased the stock. Some of the factors that may cause the market price of our common stock to continue fluctuating include, but are not limited to:
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
■general economic, industry and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and the outbreak of war in the Ukraine; and
■the COVID-19 pandemic, natural disasters or major catastrophic events.
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
If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our common stock could decline.
The trading market for our common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain extensive research coverage by industry or securities analysts. If more analysts do not commence coverage of us, the trading price of our common stock could decrease. If one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause the price of our common stock to decline.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of December 31, 2021, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 68% of our outstanding common stock in the aggregate, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market could occur at any time or the perception in the market that the holders of a large number of shares of common stock intend to sell shares and could reduce the market price of our common stock.
Holders of an aggregate of 15,079,329 shares of our common stock have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation and employee stock purchase plans, making them freely tradeable in the public market upon issuance and, if applicable, vesting, subject to volume limitations applicable to affiliates. Sales of common stock in the public market as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
■our board of directors is classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause by the affirmative vote of holders of at least a majority of the voting power of our then outstanding capital stock;
■certain amendments to our amended and restated certificate of incorporation will require the approval of a majority of our board of directors and stockholders holding two-thirds of the voting power of our then outstanding capital stock;
■stockholder-proposed amendments to our amended and restated bylaws will require the approval of a majority of the stockholders entitled to vote, except certain provisions would require the affirmative vote of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
■our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
■vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
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
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (NOLs) of $62.1 million and $38.5 million, respectively. The federal NOLs of $1.3 million, generated before January 1, 2018, will begin to expire in 2034, but can be used to offset up to 100% of taxable income. Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to a 80% taxable income limitation beginning in tax years after December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). State NOLs, if not utilized, will begin to expire in 2029. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (the Code), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
We incur significantly increased costs and management resources as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we also bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Oxley Act, and the related rules and regulations implemented by the SEC and Nasdaq, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance as a public company, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock has been and may continue to be volatile. The stock market in general, and the Nasdaq Stock Market and life sciences technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
In addition, as of December 31, 2020, we identified a significant deficiency in our internal controls over financial reporting that existed as a result of the technical categorization of transactions with a supplier. A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. We undertook steps to remedy this significant deficiency by our engagement of technical accounting consultants to assist management in determining the accounting treatment of unusual transactions and in evaluating new accounting positions and remediated this significant deficiency prior to the issuance date of our 2020 consolidated financial statements.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal facility is located at 9535 Waples Street in San Diego, California and functions as our worldwide headquarters. The facility is approximately 28,000 square feet on two stories and was leased from BioMed Realty. The lease expires in January 2025 and has an option to extend for an additional five years at the then current fair market value rental rate for comparable office and laboratory space. The 9535 Waples building contains infrastructure for reagent manufacturing and for research and development of new products, as well as for supporting supply chain, logistics and limited office space for administrative and commercial functions. The facility includes wet labs for both reagent manufacturing and research and development on both floors as well as specialized labs for instrument engineering to support the development of new instruments. A designated instrument services lab space supports our current instrument installed base customers.
In August 2021, we entered into a sublease agreement for 21,366 square feet of temporary office space at 10182 Telesis Court, San Diego, California. The sublease agreement has a term of one year and one option to extend the sublease term for an additional six months.
In September 2021, we entered into a lease, or Wateridge Lease, for future office and laboratory space and concurrently signed a second amendment, or the Second Amendment, to the operating lease agreement for the Waples Building. Under the Second Amendment, the lease for the Waples Building will terminate upon the occupancy of office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, which will occur subsequent to the renovation and build-out of the spaces. The Wateridge Pointe lease provides for a 10 year and 3 month term and we are entitled to one option to extend the lease term for an additional five years. Occupancy of 10421 and 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street are expected to occur in the second half of 2022.
In connection with the EtonBio Inc., (Eton) acquisition in November 2021, we assumed a lease of office and laboratory space located at 10179 Huennekens Street, San Diego, California. The facility is approximately 8,600 square feet and was leased from Oberlin Realty LLC. The lease term expires in December 2022.
In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 10717 Sorrento Valley Road, San Diego, California. The facility is approximately 8,000 square feet and was leased from

Sorrento Realty LLC. The lease term expires in November 2024 and has an option to extend the term for an additional three years at the then current fair market value rental rate for comparable office and laboratory space.
In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 400 Park Offices Drive, Durham County, North Carolina. The facility is approximately 3,000 square feet. and was leased from Davis 54, LLC. The lease term expires in October 2023.
In connection with the Eton acquisition in November 2021, we assumed a lease office and laboratory space located at 56 Roland Street, Boston, Massachusetts. The facility is approximately 4,300 square feet and was leased from Paradigm Direct Roland. The lease term expires in June 2022.
In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 1075 Morris Avenue, Union, New Jersey. The facility is approximately 1,200 square feet and was leased from Institute for Life Sciences Entrepreneurship. The lease term expires in November 2022.
Item 3. Legal Proceedings
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
We do not currently own a U.S. trademark registration or U.S. trademark application for CODEX or Codex DNA but we do not believe there is any material customer confusion as a result of our use of the CODEX DNA name. In April 2020, we began using the name CODEX DNA, a rebrand from our prior name SGI-DNA to empower scientific researchers in academic and commercial setting. We plan to vigorously defend ourselves. If we cannot resolve this matter with Codexis, then a jury trial is set for May 2022.
Eurofins Pharma Non-Competition/Non-Solicitation Litigation
In October 2018, Eurofins Pharma US Holdings II, Inc. (EPUSH II) and Eurofins DiscoverX Corporation, or Eurofins DiscoverX and collectively, Plaintiffs, filed a complaint against Todd R. Nelson, SGI-DNA, Inc., which is our prior name, and Synthetic Genomics, Inc. (our former parent company), which, together with Dr. Nelson and SGI-DNA are the Defendants, to enforce non-competition and non-solicitation provisions of an agreement.
In September 2017, EPUSH II acquired DiscoveRx (now Eurofins DiscoverX), with Dr. Nelson as the acting Chief Executive Officer. As a condition of the closing, in July 2017, Dr. Nelson signed a Confirmation of Sales of Shares of Stock and Goodwill by Merger with Covenant Not to Compete Agreement, or the Non-Compete Agreement. The Non-Compete Agreement established that Dr. Nelson would transfer stock and goodwill. In addition, the Non-Compete Agreement stipulated that for a period of three years, Dr. Nelson agreed not to hire, influence or solicit any employee of DiscoveRx or its affiliates. He also agreed to disclose the Non-Compete Agreement and its restrictions to any future employer and to notify EPUSH II of any employment with another entity during the three-year period. According to the complaint, in July 2018, Dr. Nelson became the Chief Executive Officer of SGI-DNA but failed to provide notice of the employment to EPUSH II. Subsequently, Dr. Nelson allegedly also solicited and hired two Eurofins DiscoverX employees. In August 2018, Plaintiffs sent a letter to Dr. Nelson and SGI-DNA claiming that Dr. Nelson breached the Non-Compete Agreement and seeking concessions from Defendants. Defendants have denied liability, challenged the enforceability of the Non-Compete Agreement and rejected Plaintiffs’ demands.
The complaint, filed in the Superior Court of California, County of San Diego, charges Dr. Nelson with breach of contract, SGI-DNA with tortious interference, and both with unfair competition. The complaint seeks permanent injunctive relief, monetary damages and other equitable relief (including restitution) against the Defendants.

On April 9, 2021, the Defendants filed a motion for summary judgment, or in the alternative, summary adjudication, with regard to all causes of action. A hearing on this motion was held on June 25, 2021, at which time the court granted the motion in summary judgement on behalf of SGI-DNA and Dr. Nelson on three of the four claims. The court directed the parties back to mediation on the remaining claim but there was no resolution. The civil jury trial, initially scheduled for April 24, 2020, and rescheduled to August 27, 2021, is now a bench trial that has been rescheduled to begin May 6, 2022.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades under the symbol “DNAY” on the Nasdaq Global Select Market and has been publicly traded since June 18, 2021. Prior to this time, there was no public market for our common stock.
Holders of Our Common Stock
As of January 6, 2022, there were approximately 52 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.
Unregistered Sales of Equity Securities
The following list sets forth information regarding all unregistered securities sold by us since January 1, 2019.
Warrant Issuances
On March 8, 2019, we issued SGI a warrant to purchase common stock, equal to 6% of the shares of common stock issued and outstanding as of the time of exercise, which will automatically be exercised immediately prior to the consummation of an initial public offering. This warrant and participation right were later amended on August 27, 2019 to provide a warrant on 1,081,745 shares of common stock at an exercise price of $3.00.
On December 14, 2019, we issued SGI a warrant to purchase 154,022 shares of Series A-1 convertible preferred stock at an exercise price of $3.61 per share.
On March 4, 2021, we issued SVB a warrant to purchase shares of convertible preferred stock (the Preferred Warrant). The Preferred Warrant is exercisable into the number of preferred shares equal to approximately $0.2 million divided by the applicable warrant price. The Preferred Warrant is initially exercisable for Series A-1 convertible preferred stock at an exercise price of $3.61 per share, and will become exercisable for any series of convertible preferred stock issued by the Company in the future prior to August 1, 2021, at an exercise price equal to the lowest original purchase price paid by investors for such convertible preferred stock.
Use of Proceeds from Public Offering of Common Stock
On June 22, 2021, we closed our initial public offering of 7,666,664 shares of common stock (inclusive of 999,999 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256644), which was declared effective by the SEC on June 17, 2021. Jefferies LLC, Cowen and Company, LLC and KeyBanc Capital Markets Inc. acted as the underwriters. The public offering price of the shares sold in the offering was $16.00 per share. The total gross proceeds from the offering were $122.7 million.
After deducting underwriting discounts and commissions of $8.6 million and offering expenses paid by us of $1.6 million, the net proceeds from the offering were approximately $112.5 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final IPO prospectus filed with the SEC on June 21, 2021 pursuant to rule 424(b) of the Securities Act. We invested the funds received in short-term and long-term, interest-bearing investment-grade securities and government securities.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans will be set forth in the Proxy Statement and is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. [Reserved].
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Codex DNA, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans, strategy for our business and beliefs, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a leading synthetic biology company focused on enabling researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA that is ready to use in many downstream synthetic biology enabled markets. Our synthetic biology solution addresses the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of high-quality DNA and mRNA at a useable scale. A key part of our solution is our BioXp system, an end-to-end automated workstation that fits on the benchtop and is broadly accessible due to its ease-of-use and hands-free automation. We believe our BioXp system can democratize synthetic biology by simplifying the process of building DNA and mRNA, thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.
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
■Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS): SOLA EDS is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines. SOLA EDS technology will be integrated into Codex DNA’s future BioXp Oligo Printer and BioXp Digital-to-Biological Converter systems, providing customers with an end-to-end solution for their life science research and synthetic biology needs.
We have developed and commercialized products that include BioXp systems, including our current BioXp 3250 system, BioXp kits for generating a wide array of synthetic DNA and mRNA, and benchtop reagents that complement the automated synthetic biology workflow applications and workflow solutions. We believe that our integrated BioXp systems and BioXp kits represent the industry’s leading synthetic biology workflow automation solution and provide us with a first mover advantage in the rapidly growing synthetic biology market. As part of our continuing effort to improve the processes of synthetic biology, we are currently developing next-generation BioXp systems and BioXp kits with the goal of transforming rapid demand-response workflows in synthetic biology and consolidating supply chains and enabling global distributed manufacturing for discovery, pre-clinical and clinical applications. We also use our BioXp 3250 system, BioXp kits and benchtop reagents to perform services for customers.
We were incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). We changed our name to SGI-DNA, Inc. (SGI-DNA) in February 2013. On March 8, 2019, SGI sold SGI-DNA to GATTACA Mining, LLC (GATTACA) by entering into a stock purchase agreement to sell all of our outstanding common and preferred stock in exchange for a $10 million non-recourse promissory note (the

Purchase Note) and a warrant to purchase common stock equal to 6% of the shares of common stock issued and outstanding as of the time of exercise, which will automatically be exercised immediately prior to the consummation of an initial public offering. This warrant and participation right were later amended in August 2019 to provide a warrant on 1,081,745 shares of common stock, a participation right to receive property with a value equal to the net proceeds a person would receive as a holder of 1,081,745 shares of common stock in a change of control transaction, and additional warrants equal to 3% of the shares sold in future equity financings prior to an initial public offering or certain change of control transactions. In connection with our Series A-1 convertible preferred stock financing in December 2019, we issued SGI warrants in connection with the participation right described above to purchase Series A-1 convertible preferred stock. These warrants have an exercise price of $3.61 per share. The common stock warrant has an aggregate exercise price of $3.00. We were a co-borrower with GATTACA on the Purchase Note. See the section titled “Certain Relationships and Related Party Transactions, and Director Independence” for more information regarding this transaction. Subsequently, we focused our efforts on launching new synthetic biology products and expanding our distribution and marketing efforts on our existing research using only products. We also changed our name to Codex DNA, Inc. in March 2020.
We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through December 31, 2021, we have launched eight BioXp kits, three benchtop reagent kits, and several other synthetic biology products, including 14 SARS-CoV-2 full-length genomes and RNA controls as well as our Vmax X2 cells. We have placed approximately 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2021, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.
Our BioXp system placements in 2021 represent the following markets and customer segments:
■Areas of focus: 35% cell and gene therapy, 31% biologics, 14% vaccine development, 10% genome editing and 10% other.
■Research area: 25% genetic/rare disease, 24% infectious disease, 12% immuno-oncology and 39% other.
■Application: 23% cell engineering, 21% protein engineering, 18% vaccines, 14% antibody engineering, 12% nucleic acid engineering and 10% other.
■Customer type: 29% biotechnology development, 25% pharmaceutical development, 20% academic institutions, 16% contract research and 10% other.
We estimate that our 2021 product sales mix statistics were as follows:
■Sales mix: 57% BioXp systems, 23% BioXp kits, 14% biofoundry services and 6% benchtop reagents.
■Geographic mix: 62% North America, 29% Europe/Middle East/Africa and 9% Asia Pacific.
■Distribution mix: 87% direct sales and 13% distributors.
Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and and gross proceeds of $20.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement).
We have incurred significant operating losses since our inception. During the years ended December 31, 2021 and 2020, our revenue was $11.0 million and $6.6 million, respectively. As of December 31, 2021, we had cash and cash equivalents of $82.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $39.0 million and $18.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $65.3 million.

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
Reverse Stock Split
On June 10, 2021, our Board of Directors and stockholders approved a 3-for-1 reverse stock split of our issued and outstanding common stock and outstanding shares of convertible preferred stock, which was effected on June 11, 2021. The reverse stock split also applied to all outstanding securities or rights convertible into, or exchangeable or exercisable for, common stock or convertible preferred stock. Accordingly, all shares, stock options, warrants and per share information presented in this Annual Report have been retroactively adjusted to reflect the reverse stock split. There was no change in the par value and authorized number of shares of the Company’s common stock or preferred stock.
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
Acquisition
On November 18, 2021 (the Acquisition Date), we entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc. (Eton), a California corporation, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $13.6 million, which was funded with our existing cash on hand.
Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.
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
Collaboration and License Agreement with Pfizer
In December 2021, we entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which we agreed to collaborate with Pfizer to further develop our novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment from Pfizer to us, along with success-based technical milestone payments that could be earned in the near term. We are also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of our technology developed and licensed under the agreement.
We granted Pfizer a non-exclusive, worldwide license to use our enzymatic DNA synthesis technology for purposes of researching, developing, manufacturing and commercializing pharmaceutical and biopharmaceutical products and a limited-time option to convert such license to exclusive for specific applications. If Pfizer exercises its option for these application(s) within the applicable period, then the license to Pfizer will become exclusive for products for such application(s); provided that Pfizer may later convert the particular application back to non-exclusive.
Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8 million and if we meet certain technical milestones, we will be eligible to receive an additional $10 million in near-term milestone payments associated with the Research Plan.
In addition to the upfront payment and technical milestone payments, Pfizer has agreed to make milestone payments to us upon the products meeting certain clinical milestones, with each product (other than exclusive products) being eligible for milestone payments up to $20 million if it were to meet the applicable clinical milestones and the first exclusive product in each exclusive field being eligible for milestone payments up to $55 million if it were to meet the applicable clinical milestones. Pfizer has also agreed to pay us up to $60 million in sales milestones for products (other than exclusive products) if aggregate net sales of such products meet certain thresholds and up to $180 million in sales milestones for exclusive products if aggregate net sales of the exclusive products meet certain thresholds. Provided the Pfizer Agreement remains in place, Pfizer will also pay escalating royalties from a low to mid-fraction of one percent of net sales of all products. Pfizer’s obligations to pay royalties with respect to a product within a country will expire after specific criteria including such product no longer being covered by patent rights licensed to Pfizer by us in such country. Royalty payments are subject to reduction after the introduction of a biosimilar product in such country by a third party.
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
Sales and Marketing Expenses
Sales and marketing expenses include employee compensation and benefits for sales, marketing, customer service, corporate development personnel and related administrative expenses. In addition, sales and marketing expenses also include costs for international employees and facility overhead based on headcount. We anticipate that our sales and marketing expenses will increase in the future as we increase our headcount to support increasing sales and continued expansion of our international operations. Sales and marketing costs are expensed as incurred.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, IT, and administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs, administrative travel expenses, other operating costs; and facility costs not otherwise included in research and development or sales and marketing expenses.
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
Change in Fair Value of Derivative Liabilities
Change in fair value of derivative liabilities consists of the change in fair value of our SGI participation right liability, warrant liabilities, contingent put option liability, and success fee contingent liability. We classify derivative liabilities as a liability on our consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. In connection with our IPO in June 2021, the participation right was extinguished and the warrants underlying our warrant liability were exercised. The success fee contingent liability was paid in full in July 2021. At December 31, 2021, the contingent put option liability is listed as a derivative liability on our consolidated balance sheets.
Other Income (Expense),Net
Other income (expense), net consists primarily of gains on the disposal of fixed assets and losses on the write off of intangible assets.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred in each year or for our earned research and development tax credits generated in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credit carryforwards will not be realized. As of December 31, 2021 and 2020, we had federal NOL carryforwards of $62.1 million and $28.4 million, respectively and state NOL carryforwards of $38.5 million and $15.9 million, respectively. The federal NOL carryforwards of $1.3 million generated before January 1, 2018 will begin to expire in 2034, but can be used to offset up to 100% of taxable income.

Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to 80% taxable income limitation beginning in tax years after December 31, 2020, as provided by the CARES Act. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
On March 27, 2020, the CARES Act was passed by the U.S. Congress and signed into United States law. The CARES Act, among other things, includes certain provisions for individuals and corporations; however, these benefits did not impact our income tax provisions in the years presented given the existence of the full valuation allowance.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenue
Product sales	$8,462	$5,131	$3,331
Royalties and other revenue	2,581	1,445	1,136
Total revenue	11,043	6,576	4,467
Cost of revenue	6,744	2,951	3,793
Gross profit	4,299	3,625	674
Operating expenses:
Research and development	14,548	8,925	5,623
Sales and marketing	10,896	6,931	3,965
General and administrative	14,229	4,130	10,099
Total operating expenses	39,673	19,986	19,687
Loss from operations	(35,374)	(16,361)	(19,013)
Other income (expense):
Interest expense, net	(1,369)	(690)	(679)
Change in fair value of derivative liabilities	(1,521)	(880)	(641)
Loss on extinguishment of debt	(618)	—	(618)
Other expense, net	(62)	(74)	12
Total other income (expense), net	(3,570)	(1,644)	(1,926)
Loss before provision for income taxes	(38,944)	(18,005)	(20,939)
Provision for income taxes	(14)	(5)	(9)
Net loss	$(38,958)	$(18,010)	$(20,948)

Revenue
Revenue for the year ended December 31, 2021 was $11.0 million, compared to $6.6 million for the year ended December 31, 2020. The increase of $4.5 million was primarily driven by a $3.3 million increase in product sales comprised of a $1.6 million increase in product sales of new 3250 BioXp instruments, a $0.9 million increase in reagent product sales due to an increased base of installed instruments, a $0.5 million increase in revenue attributable to the Eton acquisition, primarily in DNA sequencing, and a $0.3 million increase in biofoundry services as we continue to grow this service offering. Royalties and other revenue increased by $1.1 million because of collaboration research programs which began in 2021, as well as an increase in revenue related to the licensing of our products.
Cost of Revenue
Cost of revenue for the year ended December 31, 2021 was $6.7 million, compared to $3.0 million for the year ended December 31, 2020. The increase of $3.8 million was primarily driven by an increased volume of revenue and higher raw material costs associated with our reagent product sales of $1.5 million, a $1.2 million increase due to higher instrument sales and shipping charges, a $0.6 million increase in costs related to our collaboration research programs, a $0.6 million increase in biofoundry services costs, and $0.3 million in costs primarily related to DNA sequencing. These increases were partially offset by a $0.4 million decrease in other costs,which are composed of overhead, indirect costs, manufacturing and pricing variances.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2021 were $14.5 million, compared to $8.9 million for the year ended December 31, 2020. The increase of $5.6 million was primarily due to higher personnel expenses, facility related and other costs. Personnel expenses increased $3.7 million as we continue to increase our headcount related to our ongoing product development efforts, as well as costs associated with our Eton acquisition. This increase was partially offset by allocations of research and development costs attributable to our revenue from collaboration research programs. Facility related and other costs increased $1.9 million and were mainly due to general increases in research and development activities as part of our product development efforts and higher allocations due to the increase in headcount over the prior year.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2021 were $10.9 million compared to $6.9 million for the year ended December 31, 2020, an increase of $4.0 million. Higher personnel expenses accounted for $3.4 million of the increase and was due to increased headcount as we build out our European and US sales and marketing teams to support increased revenue, a $0.3 million increase in professional services due to increased marketing activities, and an increase of $0.3 million in subscription based marketing platforms and programs.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2021 were $14.2 million, compared to $4.1 million for the year ended December 31, 2020. The increase of $10.1 million was primarily due to increases in professional services, personnel expenses, facility related and other costs. Professional services increased $3.9 million and were due to higher utilization of consultants, as well as increases in audit, accounting and legal services as part of our initial public offering and ongoing public company requirements, and an increase of $3.8 million in personnel expenses due to higher headcount including additions to our executive leadership team, employee stock option compensation expense and employee recruiting fees. Facility related and other costs increased $2.4 million and were primarily due to higher insurance costs related to being a publicly traded company, cyber security and other general expenses in support of our increased headcount.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2021 was a net expense of $3.6 million, compared to a net expense of $1.6 million for the year ended December 31, 2020. The increase of $1.9 million was primarily due to an increase in interest expense as a result of the 2021 Loan Agreement, the change in fair value of derivative liabilities due to the completion of the IPO, and the loss on extinguishment of debt under the 2019 Loan Agreement.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $20.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). As of December 31, 2021, we had cash and cash equivalents of $82.8 million.
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
■add operational, financial, and administrative systems and personnel to support growing sales; and

■maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other capital sources, including collaborations with other companies, and other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity offerings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
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
Cash Flows
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our consolidated cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(36,698)	$(15,381)
Net cash used in investing activities	(15,040)	(204)
Net cash provided by (used in) financing activities	121,081	(96)
Net increase (decrease) in cash	$69,343	$(15,681)

Operating Activities
During the year ended December 31, 2021, we used $36.7 million of cash in operations, primarily resulting from our net loss of $39.0 million and net cash used in changes in our operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $5.3 million. Net changes in our operating assets and liabilities for the period ended December 31, 2021, compared to the prior year period consisted primarily of a $3.9 million increase in deposits, prepaid expenses and other current assets, a $1.5 million increase in inventories, a $0.8 million increase in lease liabilities, a $0.7 million increase in accounts receivable, and a $0.5 million increase in deferred revenue, partially offset by a $4.4 million increase in accounts payable, accrued payroll and accrued liabilities. Non-cash charges consisted primarily of the change in fair value of derivative liabilities of $1.5 million, stock-based compensation expense of $1.1 million, depreciation and amortization expense of $0.9 million, amortization of lease right-of-use assets of $0.7 million, loss on the extinguishment of debt of $0.6 million, and amortization of the debt discount of $0.5 million.
During the year ended December 31, 2020, operating activities used $15.4 million of cash, primarily resulting from our net loss of $18.0 million, partially offset by non-cash charges of $2.6 million. Non-cash charges consisted primarily of depreciation and amortization expense of $0.9 million, change in fair value of derivative liabilities of $0.9 million, amortization of our right-of-use operating lease asset of $0.6 million, as well as amortization of the debt discount of $0.2 million.

Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $15.0 million, consisting of the Eton business acquisition, net of cash acquired of $13.2 million and $1.8 million related to purchases of property and equipment.
During the year ended December 31, 2020, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $121.1 million, consisting primarily of net proceeds from our IPO of $112.5 million and from borrowings of $14.9 million from the issuance of debt under the 2021 Loan Agreement, partially offset by $6.1 million related to the repayment and extinguishment of debt from the 2019 Loan Agreement and $0.2 million in principal payments on leased equipment and other.
During the year ended December 31, 2020, net cash used in financing activities was $0.1 million, consisting primarily of principal payments on leased equipment.
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
We had identified a contingent liability to pay a success fee to the lender as well as a bifurcated compound derivative liability related to a contingent interest feature and acceleration clause (contingent put option). The success fee contingent liability and the bifurcated embedded derivative were valued and separately accounted for in the accompanying consolidated financial statements. The fair value of the success fee was recorded as a contingent liability within derivative liabilities on our consolidated balance sheets and corresponding discount to the loans under the 2019 Loan Agreement. We classified the contingent put option liability within derivative liabilities on our consolidated balance sheets. We remeasured both liabilities to fair value at each reporting date, and we recognized changes in the fair value as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the success fee contingent liability until the success fee was paid. The contingent put option liability was extinguished when the 2019 Loan Agreement was repaid in full in March 2021. The success fee contingent liability was paid in full in July 2021.
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
The term loan bears interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The interest rate as of March 5, 2021 was 7.25% per annum. The loan is secured by substantially all of our assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the 2021 Loan Agreement.
The term loan matures on January 1, 2024; provided, the loan maturity date will be extended by one year to January 1, 2025, if SVB is satisfied that we have achieved at least $4.0 million in trailing three-month instruments and reagents revenue for any three-month period occurring after March 4, 2021 but ending on or before December 31, 2021, subject to confirmatory lender calls.
Payments on the term loan are interest-only until February 1, 2022, followed by equal principal payments and monthly accrued interest payments through the scheduled maturity date; provided, the interest-only period may be extended to August 1, 2022 if SVB is satisfied that we have achieved at least $4.0 million in trailing three-month instruments and reagents revenue for any three-month period occurring after March 4, 2021, but ending on or before December 31, 2021, subject to confirmatory lender calls.
We may elect to prepay the term loan, in whole but not in part, at any time. If we elect to voluntarily prepay the term loan before the scheduled maturity date, we are required to pay the lender a prepayment fee, equal to 3.0% of the then outstanding principal balance if the prepayment occurs on or before March 4, 2022, 2.0% of the outstanding principal balance if the prepayment occurs after March 4, 2022, but on or before March 4, 2023, or 1.0% of the outstanding principal balance if the prepayment occurs after March 4, 2023, but on or before the scheduled maturity date. No prepayment fee is applicable to a mandatory prepayment of the loan upon an acceleration of the loan. Upon a voluntary or mandatory prepayment of the loan, we are also required to pay SVB’s expenses and all accrued but unpaid interest on the loan through the prepayment date.
A final payment (the Final Payment) equal to $0.4 million will be due at the earlier of the maturity date, acceleration of the loan, or a voluntary or mandatory prepayment of the loan. The Final Payment is being accrued through interest expense using the effective interest method.
Under the 2021 Loan Agreement, we covenant to maintain as of the last day of each month, certain consolidated trailing three-month minimum revenue levels as set forth in the 2021 Loan Agreement. In August 2021, the 2021 Loan Agreement was amended to change the monthly compliance reporting to quarterly reporting. For the three months ended September 30, 2021, we were not in compliance with the trailing three-month minimum revenue requirement. In November 2021, we further amended the 2021 Loan Agreement so that the trailing three-month minimum revenue requirement begins December 31, 2021 and when our cash balance falls below $55.0 million. Additionally, the interest-only period was extended until August 1, 2022 and the maturity date was amended to January 1, 2025. We assessed the amendment to the 2021 Loan Agreement under ASC 470 and determined that the amendment met the criteria of a debt modification. We accounted for the change prospectively.
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
Funding Requirements
We expect our expenses to increase significantly in connection with our ongoing activities, particularly with respect to research and development efforts related to our future products and our efforts to expand sales of current products and to commercialize future products. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:
■the cost of developing new products that are commercially viable;
■the costs of marketing and selling our products globally; and
■the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic.
We believe that our existing cash and available borrowings will enable us to fund our operating expenses and capital expenditure requirements for the next twelve months.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations at December 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$3,003	$1,310	$711	$675	$307
Finance lease commitments (2)	85	85	—	—	—
Debt obligations (3)	17,652	1,103	16,149	400	—
Total	$20,740	$2,498	$16,860	$1,075	$307

(1)Consists of payments due for our leases of office and laboratory space in San Diego, California and Durham County, North Carolina that expire between in September 2022 and November 2027.
(2)Consists of payments due for our leases of two pieces of equipment that expire between October 2022 and December 2022.
(3)Consists of the contractually required principal and interest payable under the 2021 Loan Agreement. For purposes of this table, the interest due under the 2021 Loan Agreement was calculated using an assumed interest rate of 7.25% per annum, which was the interest rate in effect as of December 31, 2021 and assumes no borrowings under the second term loan.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
To date, our revenues have consisted primarily of payments received related to product sales and royalty agreements. We adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606), at inception. Under ASC 606, we recognize revenue when our customers obtain control of the goods, warranty services are delivered or royalties are earned.
Revenue for our product sales is recognized upon delivery to the customer. Revenue related to extended product warranty arrangements is deferred and recognized over time, as services are delivered. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as we satisfy each performance obligation. As part of the accounting for arrangements under ASC 606, we must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We also use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and we recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.
The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the standalone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Because we have not sold the same goods or services in our contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, we estimate the standalone selling price of each performance obligation in our customer arrangements based on our estimate of costs to be incurred to fulfil our obligations associated with the performance, plus a reasonable margin.
We determined that our only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the consolidated balance sheet date are classified as deferred revenue, current in the consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the consolidated balance sheet date are classified as deferred revenue, net of current portion in the consolidated balance sheets. Amounts are recorded as accounts receivable when our right to consideration is unconditional.
Product Revenue, Net
We recognize revenue on product sales to customers when the transfer of control happens, which generally occurs upon shipment. We recognize revenue on installation and training when the service has been rendered. We include a standard one year warranty with our product sales. These standard warranties are accounted for at the time product revenues are recognized. We also offer extended warranty for an additional fee. Revenue related to extended warranty is recognized on a straight-line basis over the term. Product revenues are recorded net of variable consideration, including discounts.
Product Returns
We generally do not accept product returns and have received an insignificant amount of returns to date.
Royalties and Other Revenue
Royalties and other revenue consist of fees charged for the license of non-exclusive rights of our patents to third parties and grant revenue received from government entities as reimbursement of expenses related to the development and use of synthetic biology tools to develop solutions to address various areas of concern. The royalties and other revenue are recognized at the same time as the third parties record the revenue associated with the use of the license. The grant revenue from the contracts is recognized as the services are performed or ratably over the milestone period and typically require the performance of specific activities and timely reporting of results. Associated expenses are recognized when incurred. Revenue and related expenses are presented gross in the consolidated statements of operations and comprehensive loss.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Net realizable value is evaluated by considering obsolescence, excess levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Goodwill
We test goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our goodwill impairment tests are performed at the enterprise level as we have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer. The fair value of the reporting unit was substantially in excess of the carrying value of the reporting unit at each date impairment was tested and consequently we have not recorded any impairment of goodwill.
Acquired Intangible Assets
Acquired intangible assets consist of rights to technologies and trade names. We engaged third party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets.
Business Acquisitions
We account for acquisitions using the acquisition method of accounting. The fair value of purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
We measure all stock-based awards granted to employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award for the employees and directors.
For stock-based awards granted to non-employees, the measurement date for non-employee awards is the date of the grant. The compensation expense for non-employees is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the vesting period of the award.
We use the straight-line method to record the expense of awards with service-based vesting conditions. As inputs, the Black-Scholes option-pricing model uses the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, our expected dividend yield, and an expected forfeiture rate.
Determination of Fair Value of Common Stock
Prior to our IPO, as there was no public market for our common stock, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors' assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (OPM), or a hybrid method, both of which used market approaches to estimate our enterprise value. The hybrid method also used an income approach to estimate our enterprise value. The hybrid method is a probability-weighted expected return method (PWERM), where the equity value is calculated based on income and market approaches, and that resulting equity value is allocated to the company’s classes of stock in one or more scenarios using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:
■the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
■the progress of our research and development programs;
■our stage of development and our business strategy;
■external market conditions affecting the biopharmaceutical and synthetic biology industries and trends within those industries;
■our financial position, including cash on hand, and our historical and forecasted performance and operating results;
■the lack of an active public market for our common stock and our preferred stock;
■the likelihood of achieving a liquidity event, such as an initial public offering, or sale of our company in light of prevailing market conditions; and
■the analysis of initial public offerings and the market performance of similar companies in the biopharmaceutical industry.
The assumptions underlying these valuations represented management's best estimate, which involved inherent uncertainties and the application of management's judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
Following our IPO, the fair value of our common stock has been determined based on the quoted market price of our common stock.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in this Annual Report.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Codex DNA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Codex DNA, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on March 16, 2021 (June 14, 2021, as to the effects of the reverse stock split discussed in Note 18).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company's auditor since 2020.
San Francisco, California
March 23, 2022
PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Codex DNA, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Codex DNA, Inc. (the Company) as of December 31, 2020, and the related consolidated statement of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit at December 31, 2020, and insufficient cash and loan proceeds at December 31, 2020 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ OUM & CO. LLP
We served as the Company’s auditor since 2020.
San Francisco, California
March 16, 2021 (June 14, 2021, as to the effects of the reverse stock split discussed in Note 18)

Codex DNA, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$82,806	$13,463
Accounts receivable, net of allowance for bad debts of $0 and $105 at December 31, 2021 and 2020, respectively	3,665	2,266
Inventory	2,368	601
Prepaid expenses and other current assets	4,345	851
Total current assets	93,184	17,181
Property and equipment, net	3,456	689
Right-of-use assets	2,281	3,090
Other long-term assets	609	81
Goodwill	14,330	3,497
Other intangible assets, net	2,397	2,325
Total Assets	$116,257	$26,863
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,499	$1,191
Accrued employee expenses	3,849	1,470
Finance lease liability, current portion	81	90
Operating lease liability, current portion	1,156	693
Deferred revenue, current portion	205	606
Other accrued liabilities	1,005	220
Notes payable, current portion	603	1,333
Other current liabilities	335	22
Total current liabilities	9,733	5,625
Finance lease liability, net of current portion	—	81
Operating lease liability, net of current portion	1,394	2,776
Notes payable, net of discount and current portion	14,088	3,353
Derivative liabilities	108	1,533
Deferred revenue, net of current portion	150	40
Total liabilities	$25,473	$13,408
Commitments and contingencies (Note 12)
Convertible preferred stock
Series Z Preferred stock, $0.0001 par value; 0 and 7,500,000 shares authorized at December 31, 2021 and 2020, respectively; 0 and 2,500,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	1
Series A Preferred stock, $0.0001 par value; 0 and 22,797,830 shares authorized at December 31, 2021 and 2020, respectively; 0 and 7,599,274 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	20,992
Series A1 Preferred stock, $0.0001 par value; 0 and 15,402,237 shares authorized at December 31, 2021 and 2020, respectively; 0 and 4,980,055 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	17,921
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 and 0 shares authorized at December 31, 2021 and 2020, respectively. No shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 and 72,000,000 shares authorized at December 31, 2021 and 2020, respectively; 29,318,578 and 5,023,957 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	2
Additional paid-in capital	156,049	851
Accumulated deficit	(65,270)	(26,312)
Total stockholders' equity (deficit)	90,784	(25,459)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$116,257	$26,863

The accompanying notes are an integral part of these consolidated financial statements.

Codex DNA, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Product sales	$8,462	$5,131
Royalties and other revenue	2,581	1,445
Total revenue	11,043	6,576
Cost of revenue	6,744	2,951
Gross profit	4,299	3,625
Operating expenses:
Research and development	14,548	8,925
Sales and marketing	10,896	6,931
General and administrative	14,229	4,130
Total operating expenses	39,673	19,986
Loss from operations	(35,374)	(16,361)
Other expense, net:
Interest expense, net	(1,369)	(690)
Change in fair value of derivative liabilities	(1,521)	(880)
Loss on extinguishment of debt	(618)	—
Other expense, net	(62)	(74)
Total other expense, net	(3,570)	(1,644)
Loss before provision for income taxes	(38,944)	(18,005)
Provision for income taxes	$(14)	(5)
Net loss and comprehensive loss	$(38,958)	$(18,010)

Net loss attributable to common stockholders	$(38,958)	$(18,010)
Net loss per share attributable to common stockholders—basic and diluted	$(2.14)	$(3.60)
Weighted average common stock outstanding—basic and diluted	18,222,495	5,001,538

The accompanying notes are an integral part of these consolidated financial statements.

Codex DNA, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	15,079,329	$38,914	5,000,000	$2	$797	(8,302)	$(7,503)
Issuance of Common Stock upon exercise of stock options	—	—	23,957	—	11	—	11
Stock-based compensation expense	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	(18,010)	(18,010)
Balances at December 31, 2020	15,079,329	38,914	5,023,957	2	851	(26,312)	(25,459)
Issuance of shares of common stock upon initial public offering, net of issuance costs of $8,587	—	—	7,666,664	1	112,483	—	112,484
Conversion of shares of convertible preferred stock into an equivalent number of shares of common stock	(15,079,329)	(38,914)	15,079,329	2	38,912	—	38,914
Issuance of warrant and conversion into shares of common stock	—	—	1,252,468	—	2,770	—	2,770
Payment of offering costs	—	—	—	—	(226)	—	(226)
Issuance of Common Stock upon exercise of stock options	—	—	296,160	—	173	—	173
Stock-based compensation expense	—	—	—	—	1,086	—	1,086
Net loss	—	—	—	—	—	(38,958)	(38,958)
Balances at December 31, 2021	—	—	29,318,578	5	156,049	(65,270)	90,784

The accompanying notes are an integral part of these consolidated financial statements.

Codex DNA, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(38,958)	$(18,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	403
Amortization of intangible assets	458	463
Amortization of debt discount	480	214
Loss on disposal of assets	27	—
Impairment of intangible asset	—	73
Loss on debt extinguishment	618	—
Stock-based compensation	1,086	43
Amortization of lease right-of-use assets	666	591
Change in fair value of warrant liability	1,854	425
Change in fair value of put option liability	(195)	(55)
Change in fair value of participation right liability	(420)	420
Change in fair value of success fee liability	282	89
Non-cash interest on finance leases	(9)	(17)
Changes in assets and liabilities:
Accounts receivable	(735)	(774)
Inventories	(1,462)	111
Deposits, prepaid expenses and other current assets	(3,916)	(765)
Accounts payable, accrued payroll and accrued liabilities	4,394	1,404
Deferred revenue	(542)	501
Operating lease liabilities	(776)	(497)
Net cash used in operating activities	(36,698)	(15,381)
Cash Flows From Investing Activities:
Purchase of acquired business, net of cash acquired	(13,186)	—
Purchase of property and equipment	(1,854)	(204)
Net cash used in investing activities	(15,040)	(204)
Cash Flows From Financing Activities:
Borrowings on term loan, net	14,872	—
Repayment of term loan	(5,000)	—
Debt extinguishment costs	(1,141)	—
Finance lease liability	(81)	(107)
Net proceeds from issuance of shares of common stock in initial public offering	112,484	—
Payments of offering costs	(226)	—
Proceeds from the exercise of common stock options	173	11
Net cash provided by (used in) financing activities	121,081	(96)
Net Increase (Decrease) In Cash And Cash Equivalents	69,343	(15,681)
Cash and cash equivalents at beginning of year	13,463	29,144
Cash and cash equivalents at end of year	$82,806	$13,463

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$825	$464
Purchases of property and equipment included in accounts payable and accrued expenses	$684	$—
Issuance of preferred stock warrant in connection with term loan	$322	$—
Extinguishment of put option derivative liability in connection with term loan	$(51)	$—
Issuance of put option derivative liability in connection with term loan	$303	$—
Conversion of shares of convertible preferred stock into common stock	$38,914	$—
Conversion of warrant into shares of common stock	$2,770	$—
Right-of-use-assets obtained in exchange for operating lease liabilities	$1,904	$—
Right-of-use asset derecognized upon lease modification	$2,047	$—

The accompanying notes are an integral part of these consolidated financial statements.

Codex DNA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED ON DECEMBER 31, 2020 AND DECEMBER 31, 2021
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
On March 8, 2019, SGI sold SGI-DNA to GATTACA Mining, LLC (Purchaser or GATTACA) by entering into a stock purchase agreement to sell all of the Company’s outstanding common and preferred stock in exchange for a $10 million non-recourse promissory note. Both the Company and Purchaser are co-borrowers of the promissory note. As this transaction was a change in control transaction in accordance with generally accepted accounting principles in the United States (U.S. GAAP), the Company elected to apply push-down accounting and recognized a step up in the basis of the assets acquired and liabilities assumed in the acquisition.
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
On November 18, 2021, the Company entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc., a California corporation (“Eton”), pursuant to which, the Company agreed to purchase all of the outstanding shares of capital stock of Eton (see Note 15). The total purchase price was approximately $13.6 million, which was funded with the Company’s existing cash on hand. Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.
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
In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from home policies for certain employees. The COVID-19 pandemic has the potential to significantly impact the Company’s manufacturing supply chain, distribution or logistics and other services. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or supply shortages, which could result in additional disruptions or delays in shipments of laboratory equipment or the advancement of the scientific research. To date, the Company is not aware of any such disruptions. Furthermore, to date, the Company has not experienced the pandemic’s adverse impacts in any material respect. The Company is not able to estimate the duration of the pandemic or potential impact on the business if disruptions or delays in shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying consolidated financial statements in accordance with U.S. GAAP and included the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include revenue recognition, impairment assessment for goodwill and intangible assets, allowance for doubtful accounts, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, share-based compensation, accrued warranty and valuation of acquired businesses are subject to significant estimation. Actual results could differ from those estimates.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable.
The Company’s accounts receivable are derived from revenue earned from customers. The Company does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. For the year ended December 31, 2021, one customer accounted for 11% of the Company’s accounts receivable balance. For the year ended December 31, 2021, one customer accounted for 14% of the Company’s revenue. For the year ended December 31, 2020, one customer accounted for 23% of the Company’s accounts receivable balance and one customer accounted for 21% of the Company’s revenue.
The Company maintains its cash with financial Institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposited with banks and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents of $79.9 million, which are funds held in a money market account, are measured at fair value on a recurring basis. Cash equivalents for the year ended December 31, 2020 was $0.
Accounts Receivable
Accounts receivable is comprised of amounts due from third-party payors recorded at the invoice amount and does not bear interest. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for doubtful accounts. The Company reviews accounts receivable on an ongoing basis to determine collectability. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the amounts owed to the Company by its customers. The Company considers the following in determining the level of allowance required: its customer’s payment history, the age of the receivable, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. The Company’s allowance for doubtful accounts at December 31, 2021 and 2020 was $0 and $0.1 million, respectively.
Inventory
Inventory, which primarily consists of raw materials, labor and overhead related to work in process and sub-assemblies are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration of amounts previously written off.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated life of the asset.
Upon the sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in other income (expense) in the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to the general and administrative expenses in the consolidated statements of operations and comprehensive loss as incurred.
Intangible Assets
The Company has intangible assets and goodwill recorded in connection with its acquisition in March 2019, as well as from the Eton acquisition. Intangible assets are recognized apart from goodwill if they arise from contractual or other legal rights or if they are separable. An asset is considered separable if (a) it is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged, or (b) it can be conveyed in combination with a related asset or liability. Those assets that do not meet either criterion are included in goodwill for financial reporting purposes. The following assets were recognized as part of the March 2019 and Eton acquisitions:
■March 2019 Acquisition
■Purchased technology: valued by management using an income approach.
■Trade name: valued by management using an income approach. The amount allocated to trade name was deemed impaired as the Company changed its name to Codex DNA, Inc. in 2020 (see Notes 1 and 6).
■Eton Acquisition
■Customer relationships: valued by management using an income approach.
■Trade name: valued by management using an income approach.
■Non-competition agreements: valued by management using an income approach.
Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, or significant decreases in the Company’s market capitalization indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. There was no impairment recorded for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recorded an impairment charge of $0.1 million on its trademark (see Notes 1 and 6).
Goodwill
The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company’s goodwill impairment tests are performed at the enterprise level given the Company’s single reporting unit.
The Company’s goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying value exceeds the reporting unit’s fair value and a charge would be recognized as impairment of goodwill in the consolidated statements of operations and comprehensive loss.
Accounting for Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. No such impairments have been identified for the years ended December 31, 2021 and 2020, except for the $0.1 million trademark impairment charge recorded in 2020.
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting. The fair value of purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive loss. See Note 15 for additional information regarding business combinations.
Deferred Offering Costs
The Company capitalizes within other current assets certain legal, consulting and other third-party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. There were $0.9 million and $0 offering costs capitalized during the years ended December 31, 2021 and 2020, respectively.
Deferred Financing Costs
The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs incurred in connection with obtaining access to capital under credit facilities are recorded as a reduction to the carrying amount of the debt and amortized to interest expense using the effective interest method over the repayment term.
Income Taxes
The Company is a C Corporation for federal income tax purposes. The Company was not profitable during 2021 and 2020. Accordingly, no provision for federal income taxes has been presented in the accompanying consolidated statements of operations and comprehensive loss.
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including operating losses and tax credit carryforwards, if applicable. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance may be established for carryforwards and other deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Based on its facts, the Company considered all available evidence, both positive and negative, including historical levels of taxable income, expectations, and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. The Company recorded a valuation allowance against the deferred tax asset as the Company believes it is more likely than not that the deferred asset will not be utilized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest and penalties in general and administrative expenses. The Company has determined that it has an uncertain tax position as it relates to its state research and development credits for the years ended December 31, 2021 and 2020 (see Note 11).
Share-Based Compensation
For share-based awards granted to employees and directors, the Company estimates the grant-date fair value using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized net of the estimated forfeiture rate, over the requisite service period, which is generally the vesting period of the respective award.
For share-based awards granted to non-employees, the Company adopted Accounting Standards Update No. (ASU) 2018-07, Compensation—Stock Compensation (Topic 718) (ASU 2018-07) at inception, as discussed below, in which the measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally the vesting period of the award. The Company applies an estimated forfeiture rate to share-based compensation.
The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.
Revenue Recognition
The Company recognizes revenues in accordance with Financial Accounting Standards Board (FASB) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). To date, revenues have consisted primarily of payments received related to product sales and royalty agreements. Under ASC 606, the Company recognizes revenue when customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.
Revenue for product sales is recognized upon delivery to the customer. Revenue related to extended product warranty arrangements is deferred and recognized over time as services are delivered. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation. As part of the accounting for arrangements under ASC 606, management must use its significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. Management also uses its judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and revenue is recognized based on those amounts when, or as, the performance obligations under the contract are satisfied.
The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the standalone selling price of each of the identified performance obligations in customer contracts, maximizing the use of observable inputs. Because the Company has not sold the same goods or services in the contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, the Company estimates the standalone selling price of each performance obligation in customer arrangements based on estimated costs to be incurred to fulfil obligations associated with the performance, plus a reasonable margin.
Amounts received prior to revenue recognition are recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, current portion in the consolidated balance sheets. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as other long-term liabilities in the consolidated balance sheets. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

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
Product Returns
The Company does not generally offer customers the ability to return product and has received an immaterial amount of returns to date.
Royalties and Other Revenue
Royalties and other revenue consist of fees charged for the license of non-exclusive rights of the Company’s patents to third parties and grant revenue received from government entities as reimbursement of expenses related to the development and use of synthetic biology tools to develop solutions to address various areas of concern. The royalties and other revenue are recognized at the same time as the third parties record the revenue associated with the use of the license. The grant revenue from the contracts is recognized as the services are performed or ratably over the milestone period and typically require the performance of specific activities and timely reporting of results. Associated expenses are recognized when incurred. Revenue and related expenses are presented gross in the consolidated statements of operations and comprehensive loss.
Warranties
The Company provides warranty coverage on its systems. Warranty coverage includes providing labor and parts necessary to repair the systems during the warranty period. The standard warranty coverage is twelve months for system sales. In addition, customers may pay for enhanced warranty service or to extend the warranty period to 24 months. Warranty revenue is deferred and recognized over the warranty period as a part of product sales in the consolidated statements of operations and comprehensive loss. The Company charges warranty expenses to cost of revenue in the period the expense is incurred. The changes in deferred revenue for warranties during the years ended December 31, 2021 and 2020 are summarized as follows (in thousands):

Balance at December 31, 2019	$145
Warranty revenue deferred	404
Warranty revenue recognized	(292)
Balance at December 31, 2020	257
Warranty revenue deferred	487
Warranty revenue recognized	(389)
Balance at December 31, 2021	$355

The deferred revenue for warranties at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred warranty revenue, current portion	$205	$217
Deferred warranty revenue, net of current portion	150	40
Total deferred warranty revenue	$355	$257

Shipping and Handling Costs
Shipping and handling costs are included as a component of cost of revenue in the consolidated statements of operations and comprehensive loss.
Fair Value of Assets and Liabilities
In accordance with ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).
The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy as described below:
Level 1–Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2–Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumption used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets substantially the full term of the financial instrument.
Level 3–Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
The Company’s participation right liability, warrant liability, contingent put liability, and success fee contingent liability are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 3).The carrying value of financial instruments included in current assets and liabilities approximate their fair value principally because of the short-term maturities of these instruments.
Research and Development
Research and development costs, including direct and allocated expenses, are expensed in the period incurred. Research and development costs include payroll and personnel expense, consulting costs, external contract research and development costs, raw materials and allocated overhead such as depreciation and amortization, rent and utilities. Advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and are expensed over the service period as the services are provided or when the goods are consumed.
Advertising
The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising and promotional expenses for the years ended December 31, 2021 and 2020 were $0.9 million and $0.8 million, respectively.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the years ended December 31, 2021 and 2020 as presented in the accompanying consolidated financial statements.
Classification of Convertible Preferred Stock
The Company’s convertible preferred stock is classified outside of stockholders’ equity (deficit) because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.
Net Loss per Share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock assuming the dilutive effect of common stock equivalents. For purposes of this calculation, outstanding stock options, unvested restricted common stock, and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive.
The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.
Segments Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has determined it operates in one segment.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2019-12 will have on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The update also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements and related disclosures.
In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. The Company does do not expect the adoption of ASU No. 2021-10 to have a material impact to its consolidated financial statements and related disclosures.
3.FAIR VALUE MEASUREMENT
The following table summarizes the fair values of the Company’s derivative liabilities on the consolidated balance sheets which comprise money market funds, the participation right liability, warrant liability, contingent put liability, and success fee contingent liability (in thousands):

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$79,893	$—	$—	$79,893
Total	$79,893	$—	$—	$79,893

Liabilities
Contingent put option liability	$—	$—	$108	$108
Total	$—	$—	$108	$108

	Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Participation right liability	$—	$—	$420	$420
Warrant liability	—	—	594	594
Contingent put option liability	—	—	51	51
Success fee contingent liability	—	—	468	468
Total	$—	$—	$1,533	$1,533

During the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3.
Participation Right Liability
The participation right liability consists of the fair value of 3% of the securities sold in a future equity financing round and was originated from the participation right that was given to SGI in conjunction with the Company acquisition (see Note 1). The fair value of the participation right liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy.
The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the participation right liability include management’s expectation of amounts to be raised and the probability of success in obtaining the funds. As of December 31, 2020, the Company determined the estimated capital raised from the financing round to be $20.0 million with a probability of success of 70%. The fair value was determined by multiplying the amount expected to be raised versus the probability of success and the percentage right (3%). As of December 31, 2021 and 2020, the fair value of the participation right was valued at $0 due to the liability’s extinguishment pursuant to the Company’s IPO and $0.4 million, respectively.
Preferred Stock Warrants
The preferred stock warrant liability consists of the fair value of warrants to purchase Series A-1 Preferred Stock issued in conjunction with the Series A-1 financing in December 2019 with SGI and the 2021 Loan Agreement (See Note 8) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. As of December 31, 2020, the significant quantitative inputs were a 0.1% risk-free interest rate, an expected term of 2.0 years, an expected volatility of 83.6% and a 0% expected dividend yield. Based on these significant quantitative inputs, the fair value of the Series A-1 convertible preferred stock warrant as of December 31, 2020 was $3.87 per share. Upon the closing of the IPO, SGI’s outstanding preferred stock warrants were automatically exercised into 119,315 shares of common stock. Subsequent to the closing of the IPO, all outstanding warrants issued pursuant to the 2021 Loan

Agreement were exercised into 51,409 shares of common stock. As of December 31, 2021, there were no outstanding preferred stock warrants.
Contingent Put Option Liability
The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2019 Loan Agreement and 2021 Loan Agreement (see Note 8). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates at least annually as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of December 31, 2021 and 2020, the adjusted market rate of debt was 4.24% and 7.23%, respectively and the probability of default was 21% and 39%, respectively. A significant change in those inputs could cause a significant change in valuation.
Success Fee Contingent Liability
The success fee contingent liability consists of the fair value of contingent obligation to pay the lender a success fee of $0.8 million upon a Liquidity Event under the 2019 Loan Agreement (see Note 8). Due to the Company’s IPO on June 18, 2021, the fair value of the success fee contingent liability was classified as a Level 1 input due to the use of an observable market quote in an active market. The success fee was paid in full in July 2021, and the liability was extinguished. As of December 31, 2020, the fair value of the success fee contingent liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the success fee contingent liability utilized a liquidity event scenario analysis, discounted at the Company’s cost of capital. This analysis consists of both the probability adjusted fair value of the success fee based on liquidity scenarios, and the risk adjusted present value of the success fee, discounted at the Company’s cost of capital on the valuation date to take into account the risk of achieving the liquidity scenarios. The Company assesses these assumptions and estimates at least annually as additional information impacting the assumptions is obtained. Changes in the fair value of the success fee contingent liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss.
The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

	Participation right liability	Warrant liability	Contingent put liability	Success fee contingent liability
Fair value at December 31, 2019	$—	$169	$106	$379
Change in fair value	420	425	(55)	89
Fair value at December 31, 2020	420	594	51	468
Change in fair value	(30)	1,854	(195)	282
Issuance of liability	—	322	303	—
Extinguishment of liability	(390)	(2,770)	(51)	—
Transfer out of Level 3 to Level 1	—	—	—	(750)
Fair value at December 31, 2021	$—	$—	$108	$—

For the years ended December 31, 2021 and 2020, the Company recorded a change in fair value of derivative liabilities included in other expense of $1.5 million and $0.9 million, respectively.

4.INVENTORY
Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or net realizable value. The components of inventory are as follows as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Raw materials	$962	$299
Work in process and sub-assemblies	896	201
Finished goods	510	101
Total	$2,368	$601

5.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following on December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$2,589	$1,315
Computer hardware and software	29	6
Leasehold improvements	95	32
Construction in progress	1,536	102
Total	4,249	1,455
Less: Accumulated depreciation and amortization	(793)	(766)
Total property and equipment, net	$3,456	$689

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.5 million and $0.4 million, respectively, and is included in operating expenses.
6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As part of the March 8, 2019 transaction (see Note 1) and the Eton acquisition (See Note 1 and Note 15), the Company acquired intangible assets with resulting goodwill. The resulting goodwill carries a value of approximately $14.3 million. Due to the recent decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered the effects on its goodwill and determined that there was no material significant impact that would cause a change in its analysis. There were no other events or circumstances that have changed since the last annual assessment that could reduce the fair value of the Company’s reporting segments below its carrying values.
For the years ended December 31, 2021 and 2020, the Company has not recorded any impairment of goodwill.
Other Intangible Assets
Other intangible assets acquired as a part of the March 8, 2019 transaction (see Note 1) include the rights to technology and the SGI-DNA trade name. The Company engaged an independent consultant to value the intangible assets and to determine the useful lives. The technology was valued at approximately $3.2 million with a seven year useful life and the SGI-DNA trade name at approximately $0.1 million with a three year useful life. During 2020, the Company changed its name to Codex DNA, Inc. (See Note 1), and as a result the amount allocated to the trade name of $0.1 million was deemed impaired and written off in April 2020.
The Company acquired $0.5 million of additional intangible assets as a part of the Eton acquisition with useful lives ranging from 3 to 15 years (see Note 15).
Amortization expense related to the intangible assets for the each of the years ended December 31, 2021 and 2020 was approximately $0.5 million.

The following table summarizes the estimated future amortization expense of the intangible assets (in thousands):

Years ending December 31:
2022	$515
2023	515
2024	510
2025	478
2026	103
Thereafter	276
Total	$2,397

7.LEASES
As of December 31, 2021, the Company had seven outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have terms between 9 and 70 months. Included among these are five leases for office and laboratory space assumed by the Company in connection with the Eton acquisition in November 2021 (Note 15).
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
Equipment
The Company entered into finance lease agreements for equipment in November 2017 (the 2017 Equipment Lease), January 2018 (the 2018 Equipment Lease), and in March 2019 (the 2019 Equipment Lease). The terms of the leases commenced when the equipment was delivered which occurred in the same months and years as above, respectively, and accordingly the related right-of-use assets and lease liabilities were recognized on the consolidated balance sheets at their respective commencement dates. The November 2017 Equipment Lease is scheduled to expire on October 1, 2022, the 2018 Equipment Lease on December 31, 2022, and the March 2019 Equipment Lease expired on April 25, 2021.

Summary of Lease Cost
The components of lease cost under ASC 842 are as follows (in thousands):

	December 31,
	2021	2020
Lease costs
Finance lease cost:
Payment of finance lease liability	$81	$107
Interest on lease liabilities	9	17
Amortization of right-of-use asset	666	591
Variable lease cost	475	350
Total lease cost	$1,231	$1,065

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,031	$826
Operating cash flows from finance leases	$9	$17
Financing cash flows from finance leases	$81	$107

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term
Finance leases	1.0 years	1.8 years
Operating leases	3.9 years	4.1 years
Weighted-average discount rate
Finance leases	7.7%	7.9%
Operating leases	8.5%	8.9%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,	Operating	Finance
2022	$1,310	$85
2023	388	—
2024	323	—
2025	333	—
2026	343	—
Thereafter	307	—
Total future minimum lease payments	3,004	85
Less: imputed interest	(454)	(4)
Present value of operating lease liability	$2,550	$81

Less: current portion of lease liability	$(1,156)	$(81)
Non-current portion of lease liability	$1,394	$—

The table above excludes an estimated $45.1 million of legally binding minimum lease payments to be made over a period of approximately 10 years for the lease at 10421 and 10431 Wateridge Circle, San Diego, California that has been executed but not yet commenced as of December 31, 2021. Commencement of the lease at 10421 and 10431 Wateridge Circle is expected to occur in the second half of 2022.
8.NOTES PAYABLE
Loan and Security Agreement
As of December 31, 2021 and 2020, the loans payable on the consolidated balance sheets pertains to the Loan and Security Agreement with Silicon Valley Bank and the Loan and Security Agreement with Oxford, respectively, and consists of the following (in thousands):

	December 31,
	2021	2020
Principal amount of loans payable	$15,000	$5,000
Less: Current portion of loans payable	(603)	(1,333)
Loans payable, net of current portion	14,397	3,667
Accrued Interest	94	90
Final debt payment liability	400	287
Debt discount and financing costs, net of accretion	(803)	(691)
Loans payable, net of discount and current portion	$14,088	$3,353

2019 Loan and Security Agreement
On September 5, 2019, the Company entered into a Loan and Security Agreement with Oxford Finance LLC as the lender (the 2019 Loan Agreement). Under the 2019 Loan Agreement the Company borrowed a total of $5.0 million in secured loans. These loans were repaid in full in March 2021 with the proceeds from the 2021 Loan Agreement. In connection with the repayment, the Company recognized a loss on debt extinguishment of $0.6 million which is included in other expense, net in the consolidated statements of operations and comprehensive loss. These loans bore interest at the greater of (i) 8.79% per annum and (ii) the sum of (a) the thirty (30) day U.S. LIBOR rate reported in The Wall Street Journal on the last Business Day of the month that immediately precedes the month in which the interest will accrue, plus (b) 6.38%. They would have matured on October 1, 2023 and were secured by substantially all of the Company’s assets, other than intellectual property, which was subject to a negative pledge. Payments on the loans were interest-only until May 1, 2021, followed by equal monthly principal payments and accrued interest through the scheduled maturity date of October 1, 2023.

In connection with the 2019 Loan Agreement, the Company had a contingent obligation to pay Oxford a success fee of $0.8 million upon the completion of the Company’s IPO. The Company had also identified a bifurcated compound derivative liability related to a contingent interest feature and acceleration clause (contingent put option). The fair value of the success fee and the contingent put option were recorded within derivative liabilities on the consolidated balance sheets and corresponding discount to the loans under the 2019 Loan Agreement. The Company remeasured both liabilities to fair value at each reporting date, and recognized changes in the fair value as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The Company continued to recognize changes in the fair value of the success fee contingent liability until the success fee was paid. The success fee contingent liability was paid in full during in July 2021. The contingent put option liability was extinguished when the 2019 Loan Agreement was terminated in March 2021.
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
The term loan bears interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The interest rate as of March 5, 2021 was 7.25% per annum. The loan is secured by substantially all of the Company’s assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the 2021 Loan Agreement. For the year ended December 31, 2021, the effective interest rate on outstanding borrowings was approximately 10.15%.
The term loan matures on January 1, 2024; provided, the loan maturity date will be extended by one year to January 1, 2025, if SVB is satisfied that the Company has achieved at least $4.0 million in trailing three-month instruments and reagents revenue for any three-month period occurring after March 4, 2021 but ending on or before December 31, 2021, subject to confirmatory lender calls.
Payments on the term loan are interest-only until February 1, 2022, followed by equal principal payments and monthly accrued interest payments through the scheduled maturity date; provided, the interest-only period may be extended to August 1, 2022 if SVB is satisfied that we have achieved at least $4.0 million in trailing three-month instruments and reagents revenue for any three-month period occurring after March 4, 2021, but ending on or before December 31, 2021, subject to confirmatory lender calls.
The Company may elect to prepay the term loan, in whole but not in part, at any time. If the Company elects to voluntarily prepay the term loan before the scheduled maturity date, the Company is required to pay the lender a prepayment fee, equal to 3.0% of the then outstanding principal balance if the prepayment occurs on or before March 4, 2022, 2.0% of the outstanding principal balance if the prepayment occurs after March 4, 2022, but on or before March 4, 2023, or 1.0% of the outstanding principal balance if the prepayment occurs after March 4, 2023, but on or before the scheduled maturity date. No prepayment fee is applicable to a mandatory prepayment of the loan upon an acceleration of the loan. Upon a voluntary or mandatory prepayment of the loan, the Company is also required to pay SVB’s expenses and all accrued but unpaid interest on the loan through the prepayment date.
A final payment (the Final Payment) equal to $0.4 million will be due at the earlier of the maturity date, acceleration of the loan, or a voluntary or mandatory prepayment of the loan. The Final Payment is being accrued through interest expense using the effective interest method.
Under the 2021 Loan Agreement, the Company agrees to maintain as of the last day of each month, certain consolidated trailing three-month minimum revenue levels as set forth in the 2021 Loan Agreement. In August 2021, the 2021 Loan

Agreement was amended to change the monthly compliance reporting to quarterly reporting. For the three months ended September 30, 2021, the Company was not in compliance with the trailing three-month minimum revenue requirement. In November 2021, the Company further amended the 2021 Loan Agreement so that the trailing three-month minimum revenue requirement begins December 31, 2021 and once the Company’s cash balance falls below $55.0 million. Additionally, the interest-only period was extended until August 1, 2022 and the maturity date was amended to January 1, 2025, provided the interest-only period may be extended to January 1, 2023 if SVB is satisfied the Company has achieved the revenue milestone as per the second amendment, subject to confirmatory lender calls. The Company assessed the amendment to the 2021 Loan Agreement under ASC 470 and determined that the amendment met the criteria of a debt modification. The Company accounted for the change prospectively.
The 2021 Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict the Company’s ability to do the following things: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; engage in businesses that are not related to the Company’s existing business; add or change business locations; incur additional indebtedness; incur additional liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and make certain amendments or payments in respect of any subordinated debt. In addition, the 2021 Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our bank accounts, protection of our intellectual property, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries. The Company is in compliance with its covenants as of December 31, 2021.
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
The Company bifurcated a compound derivative liability related to the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement. The contingent put option liability was valued and separately accounted for in the Company’s consolidated financial statements. The contingent put option liability is classified as a component of derivative liabilities on the consolidated balance sheets. As of December 31, 2021, the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (see Note 3).
As of December 31, 2021, the estimated future principal payments due were as follows:

Estimated future principal payments due
2022	$—
2023	7,500
2024	7,500
Total	$15,000

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

10.STOCK-BASED COMPENSATION
For the year ended on December 31, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $1.1 million and $43,000, respectively. No income tax benefit was recognized in the accompanying consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.
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
The 2021 Plan provided for the grant of incentive and non-statutory stock options to employees, non-employee directors and consultants of the Company. Options granted under the 2019 Plan and 2021 Plan generally become exercisable over a 4-year period following the date service begins and expire 10 years from the date of grant. The exercise price of incentive stock options granted under the 2019 Plan and 2021 Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of the grant, except for greater than 10% stockholders for which the exercise price of incentive stock options granted under the 2019 Plan and 2021 Plan must be at least equal to 110% of the fair value of the Company’s common stock at the date of the grant, as determined by the Board of Directors. The exercise price of non-statutory options granted under the 2019 Plan and 2021 Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The 2019 Plan and 2021 Plan granted the Company a right of first refusal to repurchase shares issued under the plan at a price set by the optionee, which right terminated upon the IPO. As of December 31, 2021 and 2020, there were no outstanding shares subject to these repurchase rights.
Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of December 31, 2021, the number of shares of common stock that may be issued under the ESPP is 350,000.
The ESPP enables eligible employees to purchase shares of common stock of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, payroll deductions that have accumulated are used to purchase shares of the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. The Company’s first ESPP offering period began December 1, 2021 and will end on June 1, 2022, with a second offering period commencing on June 1, 2022. Subsequent offering periods will be on a rolling six-month basis.
As of December 31, 2021, no shares of common stock have been issued under the ESPP. Share-based compensation expense related to the ESPP of $39,000 for the year ended December 31, 2021 was recorded in operating expenses.
In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of

5,250,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2021, the number of shares of common stock reserved for issuance under the 2021 SIP is 3,350,226.
Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the years ended December 31, 2021 and 2020 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2019	705,548	$0.55	9.5	$117
Options granted	303,065	0.72
Options exercised	(23,957)	0.49
Options cancelled	(224,497)	0.64
Balances at December 31, 2020	760,159	$0.60	8.7	$2,884
Options granted	2,340,264	6.83
Options exercised	(296,160)	0.59
Options cancelled	(253,279)	2.86
Balances at December 31, 2021	2,550,984	$6.09	9.1	$12,417
Vested and expected to vest at December 31, 2021	1,919,893	$5.83	9.1	$9,828
Vested and expected to vest at December 31, 2020	760,159	$0.60	8.7	$2,884
Exercisable at December 31, 2021	234,967	$2.09	8.2	$2,048
Exercisable at December 31, 2020	256,888	$0.56	8.5	$988

There were 2,340,264 and 303,065 options granted during the years ended December 31, 2021 and 2020, respectively. The weighted average grant date calculated fair value of options granted during the years ended December 31, 2021 and 2020 was $4.05 and $0.26 per share, respectively.
The calculated value of option grants during the years ended on December 31, 2021 and 2020 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Risk free interest rate	1.2%	1.1%
Expected dividend yield	—%	—%
Expected term (in years)	6.4 years	6.1 years
Expected volatility	39.9%	36.4%

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$25	$13
Sales and marketing	93	5
General and administrative	929	25
Total	$1,047	$43

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $5.6 million, which is expected to be recognized over a weighted average period of 3.4 years.
11.INCOME TAXES
The domestic and foreign components of pre-tax loss for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(39,026)	$(18,011)
Foreign	81	1
Total	$(38,945)	$(18,010)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2021 and 2020 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom subsidiary for which taxes were determined to be immaterial and accordingly, such amounts were excluded from the following tables.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income (benefit) tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(3.7)	(4.9)
Change in valuation allowance	23.7	27.2
Permanent items	1.2	1.2
Tax credits	(0.2)	(2.5)
Effective income tax rate	—%	—%

The components of our deferred tax assets and liabilities on December 31, 2021 and 2020 consisted of (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$15,555	$7,045
Research and development tax credit carryforwards	915	865
Stock based compensation	168	—
Accruals and other	666	303
	17,304	8,213
Valuation Allowance	(16,749)	(7,554)
Total deferred tax assets	555	659
Deferred tax liabilities:
Fixed assets	(62)	(80)
Intangibles	(493)	(579)
Total deferred tax liabilities	(555)	(659)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The Company reevaluates the positive and negative evidence at each reporting period.
The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020, related primarily to the increases in net operating loss carryforwards, research and development tax credits generated and accruals.
The valuation allowance increased by $9.2 million and $4.9 million during the years ended December 31, 2021 and 2020, respectively.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the financial statements for the years ended December 31, 2021 and 2020 given the existence of the full valuation allowance.
On June 29, 2020 California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. The Company does not expect the suspension of net operating losses and the restriction of research tax credits to have a significant impact on the financial statements.
As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $62.1 million and $28.4 million, respectively. The federal net operating loss carryforwards of $1.3 million, generated before January 1, 2018, will begin to expire in 2034 and the other $60.8 million will carryforward indefinitely but are subject to an 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of approximately $0.7 million which will begin to expire in 2039, if not utilized.
As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $38.5 million and $15.9 million, respectively. The state net operating loss carryforwards of $38.5 million will begin to expire in 2029.
The Company also had California research and development tax credit carryforwards of approximately $0.6 million which do not expire.
The utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (the Code), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes otherwise available to offset future taxable income or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling 3-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of Code Section 382 and 383 have occurred. If such ownership change has occurred, the Company’s ability to use its net operating losses or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
The Company recognizes the financial statements benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to record interest associated with uncertain tax positions as interest expense and related penalties in general and administrative expenses.

The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2021 and 2020 (in thousands):

Balance as of December 31, 2019	$74
Increase of unrecognized tax benefits taken in prior years	—
Increase of unrecognized tax benefits taken in current year	242
Balance as of December 31, 2020	316
Increase of unrecognized tax benefits taken in prior years	(36)
Increase of unrecognized tax benefits taken in current year	58
Balance as of December 31, 2021	$338

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.
The Company had not incurred any material tax interest or penalties as of December 31, 2021. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, and the United Kingdom. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2014 through 2021 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2020 and 2021 tax years will remain open for examination by the United Kingdom tax authority for one year from the filing deadline.
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
Codexis Trademark Litigation
In May 2020 Codexis, Inc. (Codexis) filed a complaint against the Company relating to its CODEX DNA name based on Codexis’ rights in the CODEX and CODEXIS mark in the U.S. District Court, Northern District of California for federal and common law trademark infringement and unfair competition/false designation (the Complaint). Codexis seeks injunctive relief, including that the Company cease all use of the term CODEX and any other trademark confusingly similar to the marks CODEX and CODEXIS and not apply for registration of or register the CODEX mark or any other mark confusingly similar to the CODEX or CODEXIS marks, transfer to Codexis all domain names and social media accounts/user names that include the term “codex” and pay damages (consisting of Codexis’s actual damages, a disgorgement of the Company’s profits and punitive damages as permitted by California common law) as well as attorneys’ fees and costs. The Company has been defending the case. If the Company cannot resolve the matter with Codexis, then a jury trial is scheduled to begin in May 2022.
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
The complaint, filed in the Superior Court of California, County of San Diego, charges Dr. Nelson with breach of contract, SGI-DNA with tortious interference, and both with unfair competition. The complaint seeks permanent injunctive relief, monetary damages and other equitable relief (including restitution) against the Defendants. The civil jury trial, initially scheduled for April 24, 2020, and rescheduled to August 27, 2021, is now a bench trial that is scheduled to begin May 6, 2022.
It is not possible at this time to assess whether the outcome of these complaints will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, the Company has not accrued any accrual for a contingent liability associated with these legal proceedings based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time.
Contingencies
As described in the above Note 8, the Company had a success fee contingent liability to a creditor that required a payment of $0.8 million. This contingent liability was recorded at its fair value of $0.5 million at December 31, 2020 and was paid in full in July 2021.
Leases
The Company’s non-cancelable lease commitments are described in Note 7.
13.NET LOSS PER SHARE
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts:):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(38,958)	$(18,010)
Net loss attributable to common stockholders	$(38,958)	$(18,010)
Denominator:
Weighted average common stock outstanding - basic and diluted	18,222,495	5,001,538
Net loss per share attributable to common stockholders - basic and diluted	$(2.14)	$(3.60)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Series Z convertible preferred stock (as converted to common stock)	—	2,500,000
Series A convertible preferred stock (as converted to common stock)	—	7,599,274
Series A-1 convertible preferred stock (as converted to common stock)	—	4,980,055
Warrants to purchase common stock	—	1,081,745
Warrants to purchase Series A-1 convertible preferred stock (as converted to common stock)	—	154,022
Stock options to purchase common stock	2,550,984	760,159
Total	2,550,984	17,075,255

14.RETIREMENT PLAN
The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2021 and 2020.
15.ACQUISITION
On November 18, 2021, the Company entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc., a California corporation (“Eton”), pursuant to which, the Company agreed to purchase all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $13.6 million, which was funded with the Company’s existing cash on hand. Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits. The Eton acquisition has been accounted for as a business combination in accordance with ASC 805.
The assets acquired and liabilities assumed in connection with the Eton acquisition were recorded at their fair values on the date of acquisition as follows (in thousands):

Cash	$393
Accounts receivable	664
Inventory	305
Other current assets	79
Property and equipment, net	1,388
Other long-term assets	28
Goodwill	10,833
Intangible assets	530
Accounts payable, accrued employee expenses and other accrued liabilities	(389)
Deferred revenue, current portion	(252)
Total purchase consideration	$13,579
Less: Acquired cash	(393)
Purchase of Eton, net of cash acquired	13,186

The excess of the purchase price over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position.
The following table sets forth the amounts allocated to the intangible assets identified and the estimated useful lives of those intangible assets as of the date of acquisition (in thousands):

	Fair value	Useful life (in years)
Trade name	$80	3
Customer relationships	420	15
Non-competition agreements	30	3
Total intangible assets acquired	$530

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.
As part of the Eton acquisition, the Company incurred acquisition-related costs of $0.3 million which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
As of the date of the Eton acquisition, the Company’s consolidated statements of operations and comprehensive loss includes the results of the acquired Eton business unit. For the year ended December 31, 2021, revenue of $0.5 million and net loss of $0.2 million have been included in the Company’s consolidated statement of operations and comprehensive loss.
The unaudited supplemental pro forma financial results below for the years ended December 31, 2021 and 2020, combine the consolidated results of the Company and the Eton business unit, giving effect to the Eton acquisition as if it had been completed on January 1, 2020. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2020, or any other date (in thousands).

	Year Ended December 31,
	2021	2020
Pro forma revenue	$17,094	$12,104
Pro forma net loss	$(38,228)	$(17,616)

The unaudited pro forma financial information in the table above summarizes the combined results of our operations and the Eton business unit, on a pro forma basis, as though we had acquired the Eton business unit on January 1, 2020. The unaudited pro forma financial information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, amortization expense from acquired intangibles assets, and reversal of the acquisition-related expenses in the period incurred and recognition of the acquisition-related expenses in the prior period.
16.COLLABORATION
In December 2021, the Company entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which we agreed to collaborate with Pfizer to further develop our novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment from Pfizer to the Company, along with success-based technical milestone payments that could be earned in the near term. The Company is also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of the Company’s technology developed and licensed under the agreement.
The Company granted Pfizer a non-exclusive, worldwide license to use the Company’s enzymatic DNA synthesis technology for purposes of researching, developing, manufacturing and commercializing pharmaceutical and biopharmaceutical products and a limited-time option to convert such license to exclusive for specific applications. If Pfizer exercises its option for these application(s) within the applicable period, then the license to Pfizer will become exclusive for products for such application(s); provided that Pfizer may later convert the particular application back to non-exclusive.
Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8.0 million and if the Company meets certain technical milestones, the Company will be eligible to receive an additional $10.0 million in near-term milestone payments associated with the Research Plan.
In addition to the upfront payment and technical milestone payments, Pfizer has agreed to make milestone payments to the Company upon the products meeting certain clinical milestones, with each product (other than exclusive products) being eligible for milestone payments up to $20.0 million if it were to meet the applicable clinical milestones and the first exclusive product in each exclusive field being eligible for milestone payments up to $55.0 million if it were to meet the applicable clinical milestones. Pfizer has also agreed to pay the Company up to $60.0 million in sales milestones for products (other than exclusive products) if aggregate net sales of such products meet certain thresholds and up to $180.0 million in sales milestones for exclusive products if aggregate net sales of the exclusive products meet certain thresholds. Provided the Pfizer Agreement remains in place, Pfizer will also pay escalating royalties from a low to mid-fraction of one percent of net sales of all products. Pfizer’s obligations to pay royalties with respect to a product within a country will expire after specific criteria including such product no longer being covered by patent rights licensed to Pfizer by the Company in such country. Royalty payments are subject to reduction after the introduction of a biosimilar product in such country by a third party.
The Company assessed the collaboration and license agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Pfizer is a customer based on the agreement structure. The Company identified a single combined performance obligation under the arrangement which includes performance under the research plan, technology transfer between the parties, participation in the Joint Research Committee, research licenses exchanged by the parties and the non-exclusive commercial license. In addition, the Company identified a material right for the option granted to Pfizer to extend the research term by an additional year. The $8.0 million upfront payment represents the transaction price at inception.
The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of December 31, 2021 no milestones or royalties have been deemed likely to be achieved or have been achieved.
In accordance with ASC 606, the Company allocated the transaction price, comprising the upfront payment of $8.0 million, based on the standalone selling price of the combined performance obligation and the material right. Based on

Management's analysis, the material right was allocated $0.3 million of the transaction price, while the combined performance obligation was allocated $7.7 million of the transaction price.
The $7.7 million of revenue allocated to the combined performance obligation will be recognized using the input method based on time elapsed as compared to the research term of 24 months, and the $0.3 million of revenue allocated to the material right will be recognized over the third year of services performed under the research plan in the event the option to extend the research plan is exercised, or when the option expires in the event the option to extend the research plan is not exercised. During the year ended December 31, 2021, the Company recognized $0.2 million of collaboration revenue.
17.RELATED PARTY TRANSACTIONS
During the years ended December 31, 2021 and 2020, the Company made payments to related parties of approximately $0.3 million and $0.2 million, respectively for payments to board members and services relating to intellectual property matters, including patent filings and patent prosecution.
18.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 23, 2022, the date these consolidated financial statements were issued and concluded there are no events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
To come
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. The code of business conduct and ethics is available on our website at http://codexdna.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website identified above or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (Proxy Statement) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:
1.Financial Statements: The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
2.Financial Statement Schedules: Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
3.Exhibits: The list of exhibits filed with this Annual Report is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement among Codex DNA, Inc. and the stockholders of Eton Bioscience Inc. dated November 9, 2021	8-K	001-40497	2.1	11/9/21
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-256644	3.2	5/28/21
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-256644	3.4	5/28/21
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2019.	S-1	333-256644	4.1	5/28/21
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-256644	4.2	6/14/21
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of March 4, 2021.	S-1	333-256644	4.3	5/28/21
4.4	Description of the Registrant's securities registered pursuant to section 12 of the securities exchange act of 1934.
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-256644	10.1	5/28/21
10.2+	2019 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.2	5/28/21
10.3+	2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.3+	5/28/21
10.4+	2021 Stock Incentive Plan and forms of agreements thereunder.	S-1/A	333-256644	10.4+	6/14/21
10.5+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-256644	10.5+	5/28/21

10.6+	Confirmatory Employment Letter between the Registrant and Todd Nelson dated May 19, 2021.	S-1	333-256644	10.6+	5/28/21
10.7+	Confirmatory Employment Letter between the Registrant and Jennifer McNealey dated May 19, 2021.	S-1	333-256644	10.7+	5/28/21
10.8+	Confirmatory Employment Letter between the Registrant and Daniel Gibson dated May 19, 2021.	S-1	333-256644	10.8+	5/28/21
10.9+	Confirmatory Employment Letter between the Registrant and Timothy Cloutier dated May 19, 2021.	S-1	333-256644	10.9+	5/28/21
10.10+	Confirmatory Employment Letter between the Registrant and Brent Hunter dated May 19, 2021.	S-1	333-256644	10.10+	5/28/21
10.11+	Executive Incentive Compensation Plan.	S-1	333-256644	10.11+	5/28/21
10.12+	Form of Change in Control Severance Agreement.	S-1	333-256644	10.12+	5/28/21
10.13+	Outside Director Compensation Policy.	S-1	333-256644	10.13+	5/28/21
10.14	Office Lease, dated April 4, 2019, between the Registrant and BMR-Waples LP, as amended.	S-1	333-256644	10.14+	5/28/21
10.15#	Supply Agreement, dated October 26, 2015, between the Registrant and Integrated DNA Technologies, Inc., as amended.	S-1	333-256644	10.15+	5/28/21
10.16#	Loan and Security Agreement, dated March 4, 2021, between the Registrant and Silicon Valley Bank.	S-1	333-256644	10.16+	5/28/21
10.17#	Confidential Settlement Agreement between the Registrant and New England Biolabs, Inc. dated September 20, 2017.	S-1/A	333-256644	10.17#	6/14/21
10.18	Lease by and between the Registrant and BRE-BMR Waterbridge Pointe LP dated September 29, 2021	10-Q	001-40497	10.1	11/10/21
10.19	Separation and General Release Agreement	10-Q	001-40497	10.2	11/10/21
10.20	Second Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated November 8, 2021	8-K	001-40497	10.1#	11/08/21
10.21#	Research Collaboration and License Agreement by and between Registrant and Pfizer Inc. dated December 20, 2021
16.1	Letter of OUM & CO. LLP, dated July 20, 2021	8-K	001-40497	16.1	7/20/21

21.1	Subsidiaries of the Registrant	S-1	333-256644	21.1	5/28/21
23.1	Consents of Independent Registered Public Accounting Firms.
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________
+    Indicates management contract or compensatory plan.
#    Portions of the exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material; and (ii) the Registrant customarily and actually treats the omitted information as private or confidential.
†     The certifications attached as Exhibit 31.1, 31.2 and 32.1 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 23, 2022

CODEX DNA, INC.

By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd R. Nelson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Todd R. Nelson

/s/ Jennifer I. McNealey	Chief Financial Officer (Principal Financial Officer)	March 23, 2022
Jennifer I. McNealey

/s/ Brent M. Hunter	Senior Director, Corporate Controller (Principal Accounting Officer)	March 23, 2022
Brent M. Hunter

/s/ Andrea L. Jackson	Director	March 23, 2022
Andrea L. Jackson

/s/ Jami D. Nachtsheim	Director	March 23, 2022
Jami D. Nachtsheim

/s/ William F. Snider	Director	March 23, 2022
William F. Snider

/s/ Christine A. Tsingos	Director	March 23, 2022
Christine A. Tsingos

/s/ Frank R. Witney	Chair of the Board of Directors	March 23, 2022
Frank R. Witney