Form 10-Q
period 2022-03-31
Codex DNA, Inc.
filed 2022-05-11
CIK 1850079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The registrant had outstanding 29,398,463 shares of common stock as of April 20, 2022.

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
•our ability to obtain additional financing in future offerings;
•the volatility of the trading price of our common stock;
•the impact of local, regional, and national and international economic conditions and events, including the war between Russia and Ukraine;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Codex DNA, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets		(See Note 2)
Current assets:
Cash and cash equivalents	$31,359	$82,806
Short-term investments	45,408	—
Accounts receivable, net of allowance for bad debts of $13 and $0 at March 31, 2022 and December 31, 2021, respectively	4,561	3,665
Inventory	2,536	2,368
Prepaid expenses and other current assets	4,014	4,345
Total current assets	87,878	93,184
Property and equipment, net	3,968	3,456
Right-of-use assets	2,018	2,281
Long-term deposits	656	609
Goodwill	14,330	14,330
Other intangible assets, net	2,284	2,397
Total Assets	$111,134	$116,257
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,853	$2,499
Accrued employee expenses	2,798	3,849
Finance lease liability, current portion	60	81
Operating lease liability, current portion	880	1,156
Deferred revenue, current portion	4,072	205
Other accrued liabilities	1,637	1,005
Notes payable, current portion	2,382	603
Other current liabilities	341	335
Total current liabilities	16,023	9,733
Operating lease liability, net of current portion	1,322	1,394
Notes payable, net of discount and current portion	12,405	14,088
Derivative liabilities	85	108
Deferred revenue, net of current portion	3,199	150
Total liabilities	$33,034	$25,473
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 29,389,112 and 29,318,578 shares issued and outstanding at March 31, 2022 and December 31, 2021,respectively	5	5
Additional paid-in capital	156,575	156,049
Accumulated other comprehensive loss	(16)	—
Accumulated deficit	(78,464)	(65,270)
Total stockholders' equity	78,100	90,784
Total liabilities and stockholders' equity	$111,134	$116,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales	$4,128	$1,799
Royalties and other revenue	1,508	528
Total revenue	5,636	2,327
Cost of revenue	2,858	1,025
Gross profit	2,778	1,302
Operating expenses:
Research and development	6,381	2,878
Sales and marketing	3,461	2,275
General and administrative	5,799	2,413
Total operating expenses	15,641	7,566
Loss from operations	(12,863)	(6,264)
Other income (expense), net:
Interest expense, net	(336)	(241)
Change in fair value of derivative liabilities	23	(296)
Loss on extinguishment of debt	—	(618)
Other expense, net	(12)	(19)
Total other expense, net	(325)	(1,174)
Loss before provision for income taxes	(13,188)	(7,438)
Provision for income taxes	(6)	(4)
Net loss	(13,194)	(7,442)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments	(16)	—
Total comprehensive loss	$(13,210)	$(7,442)
Net loss attributable to common stockholders	$(13,194)	$(7,442)
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(1.43)
Weighted average common stock outstanding—basic and diluted	29,331,325	5,193,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	15,079,329	$38,914	5,023,957	$2	$851		$(26,312)	—	$(25,459)
Issuance of Common Stock upon exercise of stock options	—	—	223,216	—	133		—	—	133
Stock-based compensation expense	—	—	—	—	67		—	—	67
Net loss	—	—	—	—	—		(7,442)	—	(7,442)
Balances at March 31, 2021	15,079,329	$38,914	5,247,173	$2	$1,051		$(33,754)	$—	$(32,701)

Balances at December 31, 2021	—	$—	29,318,578	$5	$156,049		$(65,270)	$—	$90,784
Issuance of Common Stock upon exercise of stock options	—	—	70,534	—	78		—	—	78
Stock-based compensation expense	—	—	—	—	448		—	—	448
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—		—	(16)	(16)
Net loss	—	—	—	—	—		(13,194)	—	(13,194)
Balances at March 31, 2022	—	$—	29,389,112	$5	$156,575	—	$(78,464)	$(16)	$78,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(13,194)	$(7,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	217	90
Amortization of intangible assets	113	113
Amortization of debt discount	95	161
Loss on debt extinguishment	—	618
Stock-based compensation	448	67
Amortization of operating lease right-of-use assets	263	156
Change in fair value of derivative liabilities	(23)	296
Non-cash interest on finance leases	(1)	(3)
Changes in assets and liabilities:
Accounts receivable	(896)	550
Inventories	(168)	(122)
Deposits, prepaid expenses and other current assets	284	(772)
Accounts payable, accrued payroll and accrued liabilities	673	1,330
Deferred revenue	6,915	4
Operating lease liabilities	(348)	(163)
Net cash used in operating activities	(5,622)	(5,117)
Cash Flows From Investing Activities:
Purchase of property and equipment	(459)	(99)
Purchases of short-term investments	(45,424)	—
Net cash used in investing activities	(45,883)	(99)
Cash Flows From Financing Activities:
Borrowings on term loan	—	14,872
Repayment of term loan	—	(5,000)
Debt extinguishment costs	—	(391)
Payments on finance leases	(20)	(27)
Proceeds from the exercise of common stock options	78	133
Net cash provided by financing activities	58	9,587
Net (Decrease) Increase In Cash and Cash Equivalents	(51,447)	4,371
Cash and cash equivalents at beginning of period	82,806	13,463
Cash and cash equivalents at end of period	$31,359	$17,834

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$273	$163
Purchases of property and equipment included in accounts payable	$269	$23
Issuance of preferred stock warrant in connection with term loan	$—	$322
Extinguishment of put option derivative liability in connection with term loan	$—	$(51)
Issuance of put option derivative liability in connection with term loan	$—	$303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.ORGANIZATION AND OPERATIONS
Business
Codex DNA, Inc. (the Company) was incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). The Company changed its name to SGI-DNA, Inc. (SGI-DNA) in February 2013, and then to Codex DNA, Inc. in March 2020. SGI-DNA Limited, a United Kingdom company focused on sales and marketing activities, is a wholly owned subsidiary of Codex DNA, Inc. The Company manufactures and sells laboratory equipment, specifically synthetic biology instruments, reagents and associated products and related services, primarily to pharmaceutical and academic laboratories worldwide.
On November 18, 2021, the Company entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc., a California corporation (Eton), pursuant to which, the Company agreed to purchase all of the outstanding shares of capital stock of Eton (see Note 6). The total purchase price was approximately $13.6 million, which was funded with the Company’s existing cash on hand. Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.
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
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the filing of this Form 10-Q.
Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations. These operating losses and negative cash flows have been financed principally from the issuance of equity securities and debt. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. Risks to which the Company is exposed include uncertainties related to the ability to achieve revenue-generating products; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. Based upon the Company’s current plans, management believes it has sufficient financial resources to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and as amended by Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 23, 2022 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report. Since the date of the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report, there have been no changes to its significant accounting policies except as noted below.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
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
Short-term Investments
As of March 31, 2022, short-term investments primarily consisted of corporate debt securities, commercial paper, and U.S. Government securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the intent to hold those securities to maturity. They are not considered trading securities because they were not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other expense, net.
The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily-impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other expense, net. During the three months ended March 31, 2022, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.
The following tables summarize the short-term investments held at March 31, 2022 (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$7,478	$—	$—	$7,478
Corporate bonds	8,469	2	(5)	8,466
U.S. Government agencies	29,477	—	(13)	29,464
Total	$45,424	$2	$(18)	$45,408

As of March 31, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.
3.FAIR VALUE MEASUREMENT
The following table summarizes the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise money market funds and the contingent put option liability (in thousands):

	Fair value measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$30,083	$—	$—	$30,083
Commercial paper	—	7,478	—	7,478
Corporate bonds	—	8,466	—	8,466
U.S. Government agencies	—	29,464	—	29,464
Total	$30,083	$45,408	$—	$75,491

Liabilities
Contingent put option liability	$—	$—	$85	$85
Total	$—	$—	$85	$85

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$79,893	$—	$—	$79,893
Total	$79,893	$—	$—	$79,893

Liabilities
Contingent put option liability	$—	$—	$108	$108
Total	$—	$—	$108	$108
During the three months ended March 31, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3.
Contingent Put Option Liability
The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2019 Loan Agreement and 2021 Loan Agreement (see Note 8). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates at least annually as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of March 31, 2022 and 2021, the adjusted market rate of debt was 5.58% and 8.25%, respectively and the probability of default was 18% and 52%, respectively. A significant change in those inputs could cause a significant change in valuation.
The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent put option liability
Fair value at December 31, 2021	$108
Change in fair value	(23)
Fair value at March 31, 2022	$85

Contingent put option liability
Fair value at December 31, 2020	$51
Extinguishment of liability	(51)
Issuance of liability	303
Fair value at March 31, 2021	$303

For the three months ended March 31, 2022 and 2021, the Company recorded a change in fair value of the contingent put option liability included in other income of $23,000 and $0, respectively.
4.INVENTORY
Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory are as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,130	$962
Work in process and sub-assemblies	908	896
Finished goods	498	510
Total	$2,536	$2,368

5.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following on March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$3,257	$2,589
Furniture and fixtures	64	—
Computer hardware and software	61	29
Leasehold improvements	95	95
Construction in progress	1,498	1,536
Total	4,975	4,249
Less: Accumulated depreciation and amortization	(1,007)	(793)
Total property and equipment, net	$3,968	$3,456

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively, and is included in operating expenses.

6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
In 2019, SGI sold SGI-DNA to GATTACA Mining, LLC. As part of the transaction, the Company acquired its intangible assets with resulting goodwill. The goodwill carries a fair value of approximately $3.5 million. Due to the recent decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered the effects on its goodwill and determined that there was no significant impact that would cause the goodwill to be impaired. There were no other events or circumstances that have changed since the last annual assessment that could reduce the fair value of the Company’s reporting segments below its carrying values.
In connection with the Eton acquisition in November 2021, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been assigned to goodwill at a fair value of $10.8 million.
For the three months ended March 31, 2022 and 2021, the Company did not record any impairment of goodwill.
Other Intangible Assets
Other intangible assets acquired in the sale of SGI-DNA to GATTACA Mining, LLC include the rights to technology and the SGI-DNA trade name. The Company engaged an independent consultant to value the intangible assets and to determine their useful lives. The technology was valued at approximately $3.2 million with a seven year useful life and the SGI-DNA trade name at approximately $0.1 million with a three year useful life. During 2020, the Company changed its name to Codex DNA, Inc., the amount allocated to the trade name of $0.1 million was deemed impaired and written off in April 2020.
Other intangible assets acquired in the Eton acquisition include the Eton trade name, customer relationships and non-competition agreements. The Company engaged an independent consultant to value the intangible assets and to determine their useful lives. The trade name was valued at $0.1 million with a three year useful life, the customer relationships at $0.4 million with a 15 year useful life and the non-competition agreements at approximately $30,000 with a three year useful life.
Amortization expense for each of the three months ended March 31, 2022 and 2021 was approximately $0.1 million.
The following table summarizes the estimated future amortization expense of the intangible assets as of March 31, 2022 (in thousands):

Years ending December 31:
2022	$402
2023	515
2024	510
2025	478
2026	103
Thereafter	276
Total	$2,284

7.LEASES
As of March 31, 2022, the Company had six outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have terms between 6 and 68 months.
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
The components of lease cost under ASC 842 are as follows (in thousands):

	March 31, 2022	March 31, 2021
Lease costs
Finance lease cost:
Payment of finance lease liability	$20	$27
Interest on lease liabilities	1	3
Amortization of right-of-use asset	263	156
Variable lease cost	119	112
Total lease cost	$403	$298

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$396	$238
Operating cash flows from finance leases	$1	$3
Financing cash flows from finance leases	$20	$27

The weighted-average remaining lease term and discount rate were as follows:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term
Finance leases	0.7 years	1.7 years
Operating leases	4.0 years	3.8 years
Weighted-average discount rate
Finance leases	7.7%	7.7%
Operating leases	8.5%	8.9%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of March 31, 2022 (in thousands):

Year Ending December 31,	Operating	Finance
2022	$914	$62
2023	388	—
2024	323	—
2025	333	—
2026	343	—
Thereafter	307	—
Total future minimum lease payments	2,608	62
Less: imputed interest	(406)	(2)
Present value of operating lease liability	$2,202	$60

Less: current portion of lease liability	(880)	(60)
Non-current portion of lease liability	1,322	—

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
8.NOTES PAYABLE
Loan and Security Agreement
As of March 31, 2022 and December 31, 2021, the loans payable on the condensed consolidated balance sheets pertains to the Loan and Security Agreement with Silicon Valley Bank and the Loan and Security Agreement with Oxford, respectively, and consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of loans payable	$15,000	$15,000
Less: Current portion of loans payable	(2,382)	(603)
Loans payable, net of current portion	12,618	14,397
Accrued Interest	94	94
Final debt payment liability	400	400
Debt discount and financing costs, net of accretion	(707)	(803)
Loans payable, net of discount and current portion	$12,405	$14,088

2019 Loan and Security Agreement
On September 5, 2019, the Company entered into a Loan and Security Agreement with Oxford Finance LLC as the lender (the 2019 Loan Agreement). Under the 2019 Loan Agreement the Company borrowed a total of $5.0 million in secured loans. These loans were repaid in full in March 2021 with the proceeds from the 2021 Loan Agreement discussed below. In connection with the repayment, the Company recognized a loss on debt extinguishment of $0.6 million. These loans bore interest at the greater of (i) 8.79% per annum and (ii) the sum of (a) the thirty (30) day U.S. LIBOR rate reported in The Wall Street Journal on the last Business Day of the month that immediately precedes the month in which the interest will accrue, plus (b) 6.38%. They would have matured on October 1, 2023 and were secured by substantially all of the Company’s assets, other than intellectual property, which was subject to a negative pledge. Payments on the loans were interest-only until May 1, 2021, followed by equal monthly principal payments and accrued interest through the scheduled maturity date of October 1, 2023.
In connection with the 2019 Loan Agreement, the Company had a contingent obligation to pay Oxford a success fee of $0.8 million upon the completion of the Company’s IPO.The Company had also identified a bifurcated compound derivative liability related to a contingent interest feature and acceleration clause (contingent put option). The fair value of the success fee and the contingent put option were recorded within derivative liabilities on the condensed consolidated balance sheets and corresponding discount to the loans under the 2019 Loan Agreement. The Company remeasured both liabilities to fair value at each reporting date, and recognized changes in the fair value as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company continued to recognize changes in the fair value of the success fee contingent liability until the success fee was paid. The success fee contingent liability was paid in full during the three months ended September 30, 2021. The contingent put option liability was extinguished when the 2019 Loan Agreement was terminated in March 2021.
2021 Loan Agreement
On March 4, 2021, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) as the lender (the 2021 Loan Agreement). Under the 2021 Loan Agreement, the Company borrowed a $15.0 million senior secured term loan, the proceeds of which were used to repay all existing obligations under the 2019 Loan Agreement, with the remaining proceeds available for working capital and general corporate purposes. Under the 2021 Loan Agreement, the Company may elect to obtain a second term loan from SVB in a principal amount up to but not exceeding $5.0 million, provided certain revenue milestones are achieved.
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
The term loan bears interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The interest rate as of March 5, 2021 was 7.25% per annum. The loan is secured by substantially all of the Company’s assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the 2021 Loan Agreement. For the three months ended March 31, 2022, the effective interest rate on outstanding borrowings was approximately 10.15%.
A final payment (the Final Payment) equal to $0.4 million will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loan. The Final Payment is being accrued through interest expense using the effective interest method.
The Company bifurcated a compound derivative liability related to the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement. The contingent put option liability was valued and separately accounted for in the Company’s condensed consolidated financial statements. The contingent put option liability is classified as a component of derivative liabilities on the condensed consolidated balance sheet. As of March 31, 2022, the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (see Note 3).
The estimated future principal payments due under the 2021 Loan Agreement were as follows:

March 31, 2022
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
10.STOCK-BASED COMPENSATION
For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $0.4 million and $0.1 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.
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
The 2021 Plan provided for the grant of incentive and non-statutory stock options to employees, non-employee directors and consultants of the Company. Options granted under the 2019 Plan and 2021 Plan generally become exercisable over a 4-year period following the date service begins and expire 10 years from the date of grant. The exercise price of incentive stock options granted under the 2019 Plan and 2021 Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of the grant, except for greater than 10% stockholders for which the exercise price of incentive stock options granted under the 2019 Plan and 2021 Plan must be at least equal to 110% of the fair value of the Company’s common stock at the date of the grant, as determined by the Board of Directors. The exercise price of non-statutory options granted under the 2019 Plan and 2021 Plan must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The 2019 Plan and 2021 Plan granted the Company a right of first refusal to repurchase shares issued under the plan at a price set by the optionee, which right terminated upon the IPO. As of March 31, 2022 and December 31, 2021, there were no outstanding shares subject to these repurchase rights.
In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 5,250,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2022, the number of shares of common stock reserved for issuance under the 2021 SIP was 3,876,659.
Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the three months ended March 31, 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2021	2,550,984	$6.09	9.1	$12,417
Options granted	1,173,550	10.10
Options exercised	(70,534)	1.15
Options cancelled	(17,179)	6.74
Balances at March 31, 2022	3,636,821	$7.48	9.2	$1,891
Vested and expected to vest at March 31, 2022	2,820,668	$7.35	9.2	$1,716
Exercisable at March 31, 2022	343,640	$3.39	8.4	$721

There were 1,173,550 options granted during the three months ended March 31, 2022. The weighted average grant date calculated fair value of options granted during the three months ended March 31, 2022 was $6.02 per share.

The calculated value of option grants during the three months ended March 31, 2022 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

March 31, 2022
Risk free interest rate	1.7%
Expected dividend yield	—%
Expected term	5.0 years
Expected volatility	53.9%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.
A summary of the restricted stock unit activity during the three months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	174,400	10.20
Unvested at March 31, 2022	174,400	$10.20
No restricted stock units vested during the three months ended March 31, 2022.
Stock-based compensation expense related to stock-based awards was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

Three months ended March 31, 2022

Research and development	$77
Sales and marketing	43
General and administrative	328
Total	$448

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of March 31, 2022, the number of shares of common stock that may be issued under the ESPP is 643,185.
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

As of March 31, 2022, no shares of common stock have been issued under the ESPP. Share-based compensation expense related to the ESPP of $0.1 million for the three months ended March 31, 2022 was recorded in operating expenses.
As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $9.2 million, which is expected to be recognized over a weighted average period of 3.5 years.
11.INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022, as the Company incurred losses for the three months ended March 31, 2022 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.
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
As of March 31, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.
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
It is not possible at this time to assess whether the outcome of the Eurofins matter will have a material adverse effect on the Company’s condensed consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, the Company has not accrued any contingent liability associated with these legal proceedings based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time.
Leases
The Company’s non-cancelable lease commitments are described in Note 7.

13.NET LOSS PER SHARE
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(13,194)	$(7,442)
Net loss attributable to common stockholders	$(13,194)	$(7,442)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,331,325	5,193,098
Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(1.43)

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

	March 31,
	2022	2021
Series Z convertible preferred stock (as converted to common stock)	—	2,500,000
Series A convertible preferred stock (as converted to common stock)	—	7,599,274
Series A-1 convertible preferred stock (as converted to common stock)	—	4,980,055
Warrants to purchase common stock	—	1,081,745
Warrants to purchase Series A-1 convertible preferred stock (as converted to common stock)	—	216,428
Stock options to purchase common stock	3,636,821	1,146,750
Restricted stock units that vest into common stock	174,400	—
Total	3,811,221	17,524,252

14.RETIREMENT PLAN
The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the three months ended March 31, 2022 and 2021.
15.COLLABORATION
In December 2021, the Company entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which the Company agreed to collaborate with Pfizer to further develop the Company’s novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment from Pfizer to the Company, along with success-based technical milestone payments that could be earned in the near term. The Company is also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of the Company’s technology developed and licensed under the agreement.
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

Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $8.0 million and if the Company meets certain technical milestones, the Company will be eligible to receive an additional $10.0 million in near-term milestone payments associated with the Research Plan.
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
The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of March 31, 2022 no milestones or royalties have been deemed likely to be achieved or have been achieved.
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
The $7.7 million of revenue allocated to the combined performance obligation will be recognized using the input method based on time elapsed as compared to the research term of 24 months, and the $0.3 million of revenue allocated to the material right will be recognized over the third year of services performed under the research plan in the event the option to extend the research plan is exercised, or when the option expires in the event the option to extend the research plan is not exercised. During the three months ended March 31, 2022, the Company recognized $1.0 million of collaboration revenue.
16.RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2022 and 2021, the Company made payments to related parties of approximately $0.1 million and $25,000, respectively, for services relating to intellectual property matters, including patent filings, patent prosecution, sequencing and oligo services and board members.
17.SUBSEQUENT EVENTS
In April 2022, Codexis and the Company reached a mutually agreeable resolution to the Codexis trademark litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Codex DNA, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K (the Annual Report) filed with the Securities and Exchange Commission (the SEC) on March 23, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through March 31, 2022, we have launched eight BioXp kits, three benchtop reagent kits, and several other synthetic biology products, which currently includes 11 SARS-CoV-2 full-length genomes and RNA controls as well as our Vmax X2 cells. We have placed approximately 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of March 31, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.
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
We have incurred significant operating losses since our inception. During the three months ended March 31, 2022 and 2021, our revenue was $5.6 million and $2.3 million, respectively. As of March 31, 2022, we had cash and cash equivalents of $31.4 million and short-term investments of $45.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $13.2 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $156.6 million.
Eton Acquisition
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

Other Income (Expense), Net
Interest Expense, Net
Interest expense, net primarily consists of cash and non-cash interest on our term loan facilities and our finance leases and of interest income earned on our cash equivalents and investment balances.
Change in Fair Value of Derivative Liabilities
Change in fair value of derivative liabilities consists of the change in fair value of our SGI participation right liability, warrant liabilities, contingent put option liability, and success fee contingent liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. In connection with our IPO in June 2021, the participation right was extinguished and the warrants underlying our warrant liability were exercised. The success fee contingent liability was paid in full in July 2021. At March 31, 2022, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheets.
Other Expense, Net
Other expense, net consists primarily of gains on the disposal of fixed assets, losses on the write off of intangible assets and the loss on extinguishment of debt.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating loss carryforwards (NOLs) we have incurred in each year or for our earned research and development tax credits generated in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credit carryforwards will not be realized. As of December 31, 2021 and 2020, we had federal NOL carryforwards of $62.1 million and $28.4 million, respectively and state NOL carryforwards of $38.5 million and $15.9 million, respectively. The federal NOL carryforwards of $1.3 million generated before January 1, 2018 will begin to expire in 2034, but can be used to offset up to 100% of taxable income. Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to 80% taxable income limitation. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue
Product sales	$4,128	$1,799	$2,329
Royalties and other revenue	1,508	528	980
Total revenue	5,636	2,327	3,309
Cost of revenue	2,858	1,025	1,833
Gross profit	2,778	1,302	1,476
Operating expenses:
Research and development	6,381	2,878	3,503
Sales and marketing	3,461	2,275	1,186
General and administrative	5,799	2,413	3,386
Total operating expenses	15,641	7,566	8,075
Loss from operations	(12,863)	(6,264)	(6,599)
Other income (expense), net:
Interest expense, net	(336)	(241)	(95)
Change in fair value of derivative liabilities	23	(296)	319
Loss on extinguishment of debt	—	(618)	618
Other expense, net	(12)	(19)	7
Total other income (expense), net	(325)	(1,174)	849
Loss before provision for income taxes	(13,188)	(7,438)	(5,750)
Provision for income taxes	(6)	(4)	(2)
Net loss	$(13,194)	$(7,442)	$(5,752)

Revenue
Revenue for the three months ended March 31, 2022 was $5.6 million, compared to $2.3 million for the three months ended March 31, 2021. The increase of $3.3 million was primarily driven by a $2.3 million increase in product sales consisting of $1.4 million in revenue attributable to the Eton acquisition, mainly from DNA sequencing, a $0.8 million increase in revenue related to our BioXp instruments, and a $0.1 million increase in biofoundry services. Royalties and other revenue increased $1.0 million mainly due to revenue associated with the Pfizer agreement which was signed in December 2021, as well as our existing collaboration research program revenue which began in the second quarter of 2021.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2022 was $2.9 million, compared to $1.0 million for the three months ended March 31, 2021. The increase of $1.8 million was primarily driven by an increased volume of revenue, including $1.0 million in costs primarily related to DNA sequencing, $0.4 million of higher raw material costs associated with sales of reagents and biofoundry services, a $0.2 million increase due to higher instrument sales, $0.1 million of costs related to our collaboration research programs, and $0.1 million in other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2022 were $6.4 million, compared to $2.9 million for the three months ended March 31, 2021. The $3.5 million increase was primarily due to higher personnel expenses, consulting and professional services, as well as facility and other costs, offset in part by increased allocations of research and development costs attributable to our revenue from collaborations. Personnel expenses increased $2.1 million as we continue to increase our headcount in support of ongoing product development efforts, as well as costs associated with our Eton acquisition. Consulting and professional services increased $0.8 million, which was related to our ongoing product development efforts, and facility and other costs increased $0.6 million based on increased allocations due to higher headcount over the prior period.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2022 were $3.5 million, compared to $2.3 million for the three months ended March 31, 2021, an increase of $1.2 million. The increase was primarily attributable to higher personnel related costs of $0.9 million as we continue to expand our global sales and marketing teams to support our increased revenue, $0.1 million in increased marketing activities related to our revenue growth and $0.2 million of higher facility related and travel costs due to increased headcount.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022 were $5.8 million, compared to $2.4 million for the three months ended March 31, 2021. The $3.4 million increase was primarily due to an increase of $1.6 million in personnel expenses due to higher headcount, including additions to our executive leadership team and costs related to our Eton acquisition, as well as employee stock compensation expense, a $1.1 million increase in professional services due to higher utilization of consultants and legal expenses and $0.7 million in higher insurance costs related to being a publicly traded company.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2022 was a net expense of $0.3 million, compared to a net expense of $1.2 million for the three months ended March 31, 2021. The decrease of $0.9 million was primarily due to the absence of the one-time $0.6 million loss on extinguishment of debt in 2021 and a $0.3 million reduction in fair value changes of our derivatives, offset in part by higher interest expense as a result of the 2021 Loan Agreement.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $20.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). As of March 31, 2022, we had cash and cash equivalents of $31.4 million and short-term investments of $45.4 million.
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
Cash Flows
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our consolidated cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(5,622)	$(5,117)
Net cash used in investing activities	(45,883)	(99)
Net cash provided by financing activities	58	9,587
Net (decrease) increase in cash	$(51,447)	$4,371

Operating Activities
During the three months ended March 31, 2022, operating activities used $5.6 million of cash, primarily resulting from our net loss of $13.2 million, partially offset by changes in our operating assets and liabilities of $6.5 million and non-cash charges of $1.1 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $6.9 million increase in deferred revenue related to the Pfizer Agreement and a $0.7 million increase in accounts payable, accrued payroll and accrued liabilities, partially offset by a $0.9 million increase in accounts receivable. Non-cash charges consisted primarily of $ 0.4 million in stock-based compensation, depreciation and amortization expense of $0.3 million, and amortization of our right-of-use operating lease asset of $0.3 million.
During the three months ended March 31, 2021, operating activities used $5.1 million of cash, primarily resulting from our net loss of $7.4 million, partially offset by non-cash charges of $1.5 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. Non-cash charges consisted primarily of the loss on debt extinguishment of $0.6 million, depreciation and amortization expense of $0.2 million, amortization of our right-of-use operating lease asset of $0.2 million, and change in fair value of derivative liabilities of $0.3 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $1.3 million increase in accounts payable, accrued payroll and accrued liabilities, and a $0.6 million decrease in accounts receivable, partially offset by a $0.8 million increase in deposits, prepaid expenses and other current assets.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $45.9 million, consisting primarily of purchases of short-term investments.
During the three months ended March 31, 2021, net cash used in investing activities was $0.1 million, consisting of purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of common stock options.
During the three months ended March 31, 2021, net cash provided by financing activities was $9.6 million, consisting primarily of proceeds from borrowings of $14.9 million from the issuance of debt from the 2021 Loan Agreement, partially offset by the $5.0 million repayment of debt from the 2019 Loan Agreement

2019 Loan and Security Agreement
On September 5, 2019, we entered into a Loan and Security Agreement with Oxford Finance LLC (Oxford) as the lender (the 2019 Loan Agreement). Under the 2019 Loan Agreement we borrowed a total of $5.0 million in secured loans. These loans were repaid in full in March 2021. These loans bore interest at the greater of (i) 8.79% per annum and (ii) the sum of (a) the thirty day U.S. LIBOR rate reported in The Wall Street Journal on the last Business Day of the month that immediately precedes the month in which the interest will accrue, plus (b) 6.38%. They would have matured on October 1, 2023 and were secured by substantially all of our assets, other than our intellectual property, which was subject to a negative pledge. In connection with the 2019 Loan Agreement, we had a contingent obligation to pay Oxford a success fee of $0.8 million upon the completion of our initial public offering. Upon the loan’s inception and on December 31, 2019, the fair value of this success fee contingent liability was estimated to be $0.4 million and was recorded as a derivative liability on our condensed consolidated balance sheets with the corresponding discount applied against the notes. Issuance costs related to the loans, inclusive of the success fee contingent liability, were $0.5 million.
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
2021 Loan Agreement
On March 4, 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) as the lender (the 2021 Loan Agreement). Under the 2021 Loan Agreement, on March 5, 2021, we borrowed a $15.0 million senior secured term loan, the proceeds of which were used to repay all of our existing obligations under the 2019 Loan Agreement, with the remaining proceeds available for our working capital and general corporate purposes. Under the 2021 Loan Agreement, we may elect to obtain a second term loan from SVB in a principal amount up to but not exceeding $5.0 million, provided certain revenue milestones are achieved.
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
We believe that our existing cash and available borrowings will enable us to fund our operating expenses and capital expenditure requirements for the next twelve months
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are unable to raise additional funds through equity offerings or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations at March 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$2,609	$1,014	$694	$681	$220
Finance lease commitments (2)	62	62	—	—	—
Debt obligations (3)	17,380	2,967	14,413	—	—
Total	$20,051	$4,043	$15,107	$681	$220

(1)Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between September 2022 and November 2027.
(2)Consists of payments due for our leases of two pieces of equipment that expire between October 2022 and December 2022.
(3)Consists of the contractually required principal and interest payable under the 2021 Loan Agreement. For purposes of this table, the interest due under the 2021 Loan Agreement was calculated using an assumed interest rate of 7.25% per annum, which was the interest rate in effect as of March 31, 2022 and assumes no borrowings under the second term loan.
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
There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.
Recently Issued Accounting Pronouncements
See Note 2 to our annual consolidated financial statements included in the Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
As of March 31, 2022, we had cash and cash equivalents of $31.4 million and short-term investments of $45.4 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance.
As of March 31, 2022, we had $15.0 million of borrowings outstanding under the 2021 Loan Agreement. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The prime interest rate as of March 31, 2022 was 3.50% per annum. An immediate 10% change in the 30-day prime rate would not have a material impact on our debt-related obligations, financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2022 and 2021. Our operations may be subject to inflation in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Codexis Trademark Litigation
In May 2020 Codexis, Inc. (Codexis) filed a complaint against us relating to our CODEX DNA name based on its rights in the CODEX and CODEXIS mark in the U.S. District Court, Northern District of California for federal and common law trademark infringement and unfair competition/false designation (the Complaint). Codexis seeks injunctive relief, including that we cease all use of the term CODEX and any other trademark confusingly similar to the marks CODEX and CODEXIS and not apply for registration of or register the CODEX mark or any other mark confusingly similar to the CODEX or CODEXIS marks, transfer to Codexis all domain names and social media accounts/user names that include the term “codex” and pay damages (consisting of Codexis’s actual damages, a disgorgement of our profits and punitive damages as permitted by California common law) as well as attorneys’ fees and costs. In April 2022, we reached a mutually agreeable resolution of the lawsuit with Codexis.
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
On April 9, 2021, the Defendants filed a motion for summary judgment, or in the alternative, summary adjudication, with regard to all causes of action. A hearing on this motion was held on June 25, 2021, at which time the court granted the motion in summary judgement on behalf of SGI-DNA and Dr. Nelson on three of the four claims. The court directed the parties back to mediation on the remaining claim but there was no resolution. The civil jury trial, initially scheduled for April 24, 2020, is now a bench trial that is scheduled to begin May 6, 2022.

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
We are an early-stage synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred net losses of $8.3 million for the period from March 8, 2019 through December 31, 2019, $18.0 million for the year ended December 31, 2020 and $39.0 million for the year ended December 31, 2021. We incurred net losses of $7.4 million and $13.4 million in the three months ended March 31, 2021 and 2022, respectively. As of March 31, 2022, we had an accumulated deficit of $78.6 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.
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
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. Since our initial public offering, our stock price has dropped significantly. As a result, our ability to raise capital by selling our equity has been greatly diminished. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.
Our Loan and Security Agreement with Silicon Valley Bank contains restrictive covenants that limit our operations.
Pursuant to the terms of the 2021 Loan Agreement, we have borrowed $15.0 million and may become eligible to borrow up to an additional $5.0 million, upon achievement of certain revenue thresholds. If we are not in compliance with the financial covenants of the 2021 Loan Agreement, it is unlikely that SVB will offer to extend the additional $5.0 million of debt financing. The 2021 Loan Agreement contains various restrictive covenants and other restrictions, including, among other things:
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of March 31, 2022, we had 252 employees in the United States and 12 full-time employees internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have only been in operation as a stand-alone company since March 2019. As our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
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
In 2021, we announced the acquisition of EtonBio, Inc. We may in the future seek to acquire or invest in other businesses, applications or technologies that we believe could complement or expand our current or future products, enhance our technical capabilities or otherwise offer growth opportunities. Any acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
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
We also rely on third parties for certain components of our BioXp kits and benchtop reagents, including the nucleotides we use in our BioXp kits, which are primarily sourced from Integrated DNA Technologies, Inc. (IDT), a division of Danaher Corporation. In the past, supply issues with IDT have caused us to rely on an alternative supplier for these components and raw materials. We cannot guarantee that we will be able to source these materials at similar quantities and on similar terms if our preferred suppliers were to become unable or unwilling to fulfill our requirements.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments are taking. Governmental mandates related to COVID-19 have impacted, and we expect similar infectious diseases or public health crises may continue to impact, our personnel and personnel at third-party manufacturers in the United States and other countries. Such mandates have impacted and likely will continue to impact the availability and cost of materials, which disrupts or delays our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. For instance, from time to time during the COVID-19 pandemic, there were standing “stay-at-home” orders in California, and specifically San Diego County where our headquarters is located, that required businesses to implement certain distancing, masking and other health and safety protocols and measures, which have affected productivity and morale. Future implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. Moreover, the COVID-19 pandemic has had a significant impact on our ability to retain employees and has forced us to fill positions more frequently than we have had to do so in the past. We cannot assure you that in the future we will be able to fill these positions quickly. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies.
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
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets in general and has negatively impacted our stock price since becoming a public company in 2021. Should this impact continue, our ability to raise additional capital through equity, equity-linked or debt financings, will be futher reduced, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy, including inflation, and financial markets. The capital markets or general economic conditions may continue to be adversely affected by geopolitical risks, hostilities, terrorist attacks or wars, including the current war between Russia and Ukraine. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.
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
Our facilities in San Diego and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, and catastrophic events. For example, our San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-

party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Diego facilities given the specialized equipment housed within it. The inability to manufacture our products, combined with our limited inventory of finished products, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
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
■hyperinflation or economic or political instability in foreign countries, including the war between Russia and Ukraine;
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

■general economic, industry and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and the war between Russia and the Ukraine; and
■the COVID-19 pandemic, natural disasters or major catastrophic events.
Recently, stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, particularly in light of the COVID-19 pandemic. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
As of March 31, 2022, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 66% of our outstanding common stock in the aggregate, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
As of March 31, 2022, we had U.S. federal and state net operating loss carryforwards (NOLs) of $62.1 million and $38.5 million, respectively. The federal NOLs of $1.3 million, generated before January 1, 2018, will begin to expire in 2034, but can be used to offset up to 100% of taxable income. Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to a 80% taxable income limitation. State NOLs, if not utilized, will begin to expire in 2029. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (the Code), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CODEX DNA, INC.
Date: May 11, 2022

By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022

By:	/s/ Jennifer I. McNealey
Jennifer I. McNealey
Chief Financial Officer
(Principal Financial Officer)