Form 10-Q
period 2022-06-30
Codex DNA, Inc.
filed 2022-08-10
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 29,518,196 shares of common stock as of July 31, 2022.

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

In some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
estimates of the synthetic biology market, market growth, and new market expansion;
•
our future revenue, expenses, capital requirements and our needs for additional financing;
•
our expectations regarding the rate and degree of market acceptance of our BioXp system, BioXp kits and benchtop reagents;
•
the ability of our products to facilitate the design-build-test paradigm of synthetic biology;
•
the size and growth of the synthetic biology market and competitive companies and technologies and our industry;
•
our ability to manage and grow our business;
•
our ability to develop and commercialize new products; our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•
the performance of third-party manufacturers and suppliers and our ability to qualify second-source suppliers;
•
the potential effects of government regulation;
•
our ability to hire and retain key personnel and to manage our future growth effectively;
•
our ability to obtain additional financing in future offerings;
•
the volatility of the trading price of our common stock;
•
the impact of local, regional, and national and international economic conditions and events, including the war between Russia and Ukraine;
•
the impact of COVID-19 on our business;
•
our expectations about market trends;
•
our anticipated use of our existing resources; and
•
other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codex DNA, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$22,282	$82,806
Short-term investments	39,607	—
Accounts receivable, net of allowance for bad debts of $13 and $0 at June 30, 2022 and December 31, 2021, respectively	4,885	3,665
Inventory	1,776	2,368
Prepaid expenses and other current assets	3,477	4,345
Total current assets	72,027	93,184
Property and equipment, net	6,306	3,456
Right-of-use assets	1,747	2,281
Long-term deposits	734	609
Goodwill	14,330	14,330
Other intangible assets, net	2,140	2,397
Total Assets	$97,284	$116,257
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,870	$2,499
Accrued employee expenses	3,999	3,849
Finance lease liability, current portion	39	81
Operating lease liability, current portion	596	1,156
Deferred revenue, current portion	4,086	205
Notes payable, current portion	4,204	603
Other accrued liabilities	981	1,005
Other current liabilities	469	335
Total current liabilities	18,244	9,733
Operating lease liability, net of current portion	1,249	1,394
Notes payable, net of discount and current portion	10,712	14,088
Derivative liabilities	112	108
Deferred revenue, net of current portion	2,247	150
Total liabilities	$32,564	$25,473
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021. No shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 29,514,071 and 29,318,578 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	158,044	156,049
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(93,295)	(65,270)
Total stockholders' equity	64,720	90,784
Total liabilities and stockholders' equity	$97,284	$116,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$4,092	$2,120	$8,220	$3,919
Royalties and other revenue	1,563	732	3,071	1,260
Total revenue	5,655	2,852	11,291	5,179
Cost of revenue	2,943	1,899	5,801	2,924
Gross profit	2,712	953	5,490	2,255
Operating expenses:
Research and development	7,124	2,746	13,505	5,624
Sales and marketing	4,514	2,630	7,975	4,905
General and administrative	5,561	3,149	11,360	5,562
Total operating expenses	17,199	8,525	32,840	16,091
Loss from operations	(14,487)	(7,572)	(27,350)	(13,836)
Other income (expense), net:
Interest expense, net	(299)	(379)	(635)	(620)
Change in fair value of derivative liabilities	(27)	(1,251)	(4)	(1,547)
Loss on extinguishment of debt	—	—	—	(618)
Other income (expense), net	(12)	3	(24)	(16)
Total other expense, net	(338)	(1,627)	(663)	(2,801)
Loss before provision for income taxes	(14,825)	(9,199)	(28,013)	(16,637)
Provision for income taxes	(6)	(2)	(12)	(6)
Net loss	$(14,831)	$(9,201)	$(28,025)	$(16,643)

Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments	(18)	—	(34)	—
Total comprehensive loss	$(14,849)	$(9,201)	$(28,059)	$(16,643)
Net loss attributable to common stockholders	$(14,831)	$(9,201)	$(28,025)	$(16,643)
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(1.06)	$(0.95)	$(2.39)
Weighted average common stock outstanding—basic and diluted	29,435,838	8,697,707	29,383,870	6,955,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	15,079,329	$38,914	5,023,957	$2	$851	$(26,312)	$—	$(25,459)
Issuance of Common Stock upon exercise of stock options	—	—	223,216	—	133	—	—	133
Stock-based compensation expense	—	—	—	—	67	—	—	67
Net loss	—	—	—	—	—	(7,442)	—	(7,442)
Balances at March 31, 2021	15,079,329	$38,914	5,247,173	$2	$1,051	$(33,754)	$—	$(32,701)
Issuance of common shares upon initial public offering, net of issuance costs of $8,587	—	—	7,666,664	1	112,483	—	—	112,484
Conversion of convertible preferred shares into an equivalent number of common shares	(15,079,329)	(38,914)	15,079,329	2	38,912	—	—	38,914
Issuance of warrant and conversion into common shares	—	—	1,252,468	—	2,770	—	—	2,770
Issuance of Common Stock upon exercise of stock options	—	—	45,929	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	146	—	—	146
Net loss	—	—	—	—	—	(9,201)	—	(9,201)
Balances at June 30, 2021	—	$—	29,291,563	$5	$155,387	$(42,955)	$—	$112,437
Balances at December 31, 2021	—	$—	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of Common Stock upon exercise of stock options	—	—	70,534	—	78	—	—	78
Stock-based compensation expense	—	—	—	—	448	—	—	448
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(13,194)	—	(13,194)
Balances at March 31, 2022	—	$—	29,389,112	$5	$156,575	$(78,464)	$(16)	$78,100
Issuance of Common Stock upon exercise of stock options	—	—	11,752	—	12	—	—	12
Issuance of Common Stock related to ESPP	—	—	113,207	—	339	—	—	339
Stock-based compensation expense	—	—	—	—	1,118	—	—	1,118
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(14,831)	—	(14,831)
Balances at June 30, 2022	—	$—	29,514,071	$5	$158,044	$(93,295)	$(34)	$64,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(28,025)	$(16,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	449	189
Amortization of intangible assets	257	225
Amortization of debt discount	225	274
Loss on debt extinguishment	—	618
Stock-based compensation	1,566	213
Amortization of operating lease right-of-use assets	534	315
Change in fair value of derivative liabilities	4	1,547
Non-cash interest on finance leases	(2)	(7)
Accretion of discount on short-term investments	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,220)	344
Inventories	592	(451)
Deposits, prepaid expenses and other current assets	743	297
Accounts payable, accrued payroll and accrued liabilities	1,647	1,925
Deferred revenue	5,977	(121)
Operating lease liabilities	(705)	(333)
Net cash used in operating activities	(17,973)	(11,608)
Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	25,720	—
Purchase of property and equipment	(3,314)	(165)
Purchases of short-term investments	(65,346)	—
Net cash used in investing activities	(42,940)	(165)
Cash Flows From Financing Activities:
Borrowings on term loan	—	14,872
Repayment of term loan	—	(5,000)
Debt extinguishment costs	—	(391)
Payments on finance leases	(40)	(42)
Proceeds from the exercise of common stock options	90	158
Proceeds from the issuance of common stock related to ESPP	339	—
Net proceeds from issuance of common shares in initial public offering	—	112,484
Net cash provided by financing activities	389	122,081
Net (Decrease) Increase In Cash and Cash Equivalents	(60,524)	110,308
Cash and cash equivalents at beginning of period	82,806	13,463
Cash and cash equivalents at end of period	$22,282	$123,771

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$576	$270
Initial public offering costs in accounts payable	$—	$363
Purchases of property and equipment included in accrued expenses	$15	$—
Issuance of preferred stock warrant in connection with term loan	$—	$322
Extinguishment of put option derivative liability in connection with term loan	$—	$(51)
Issuance of put option derivative liability in connection with term loan	$—	$303
Conversion of convertible preferred shares into common shares	$—	$38,914
Conversion of warrant into common shares	$—	$2,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Codex DNA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND OPERATIONS

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

Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations. These operating losses and negative cash flows have been financed principally from the issuance of equity securities and debt. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts, on terms acceptable to the Company, or at all. Risks to which the Company is exposed include uncertainties related to the ability to achieve revenue-generating products; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. Based upon the Company’s current plans, management believes it has sufficient financial resources to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 23, 2022 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Short-term Investments

As of June 30, 2022, short-term investments primarily consisted of corporate debt securities, commercial paper, and U.S. Government securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the intent to hold those securities to maturity. They are not considered trading securities because they were not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other expense, net.

The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily-impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other expense, net. During the three and six months ended June 30, 2022 and 2021, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

The following tables summarize the short-term investments held at June 30, 2022 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$12,233	$—	$—	$12,233
Corporate bonds	1,426	—	(1)	1,425
U.S. Government agencies	25,982	—	(33)	25,949
Total	$39,641	$—	$(34)	$39,607

As of June 30, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

3.
FAIR VALUE MEASUREMENT

The following table summarizes the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise of money market funds, commercial paper, corporate bonds, U.S. government agencies and the contingent put option liability (in thousands):

	Fair value measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$20,914	$—	$—	$20,914
Commercial paper	—	12,233	—	12,233
Corporate bonds	—	1,425	—	1,425
U.S. Government agencies	—	25,949	—	25,949
Total	$20,914	$39,607	$—	$60,521

Liabilities
Contingent put option liability	$—	$—	$112	$112
Total	$—	$—	$112	$112

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$79,893	$—	$—	$79,893
Total	$79,893	$—	$—	$79,893

Liabilities
Contingent put option liability	$—	$—	$108	$108
Total	$—	$—	$108	$108

During the six months ended June 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2019 Loan Agreement and 2021 Loan Agreement (see Note 8). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates at least annually as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of June 30, 2022 and 2021, the adjusted market rate of debt was 8.01% and 4.04%, respectively and the probability of default was 25%. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent put option liability
Fair value at December 31, 2021	$108
Change in fair value	(23)
Fair value at March 31, 2022	85
Change in fair value	27
Fair value at June 30, 2022	$112

Contingent put option liability
Fair value at December 31, 2020	$51
Extinguishment of liability	(51)
Issuance of liability	303
Fair value at March 30, 2021	303
Change in fair value	(169)
Fair value at June 30, 2021	$134

For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, the Company recorded a change in fair value of the contingent put option liability included in other income of $27,000, $0.2 million, $4,000, and $0.2 million respectively.

4.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory consisted of the following on June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,053	$962
Work in process and sub-assemblies	166	896
Finished goods	557	510
Total	$1,776	$2,368

5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$3,884	$2,589
Furniture and fixtures	64	—
Computer hardware and software	1,519	29
Leasehold improvements	58	95
Construction in progress	2,020	1,536
Total	7,545	4,249
Less: Accumulated depreciation and amortization	(1,239)	(793)
Total property and equipment, net	$6,306	$3,456

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively, and depreciation expense for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively, and is included in operating expenses.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In 2019, SGI sold SGI-DNA to GATTACA Mining, LLC. As part of the transaction, the Company acquired its intangible assets with resulting goodwill. The goodwill carries a fair value of approximately $3.5 million. Due to the recent decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered the effects on its goodwill and determined that there was no significant impact that would cause the goodwill to be impaired. There were no other events or circumstances that have changed since the last annual assessment that could reduce the fair value of the Company’s reporting segment below its carrying values.

In connection with the Eton acquisition in November 2021, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been assigned to goodwill at a fair value of $10.8 million.

For the three and six months ended June 30, 2022 and 2021, the Company did not record any impairment of goodwill.

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

Other intangible assets, net consists of the following (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,500)	$1,650
Trade name	80	(16)	64
Customer relationships	420	(18)	402
Non-competition agreements	30	(6)	24
Total	$3,680	(1,540)	$2,140

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,275)	$1,875
Trade name	80	(3)	77
Customer relationships	420	(4)	416
Non-competition agreements	30	(1)	29
Total	$3,680	(1,283)	$2,397

Amortization expense for each of the three months ended June 30, 2022 and 2021 was approximately $0.1 million and for the six months ended June 30, 2022 and 2021 was approximately $0.3 million and $0.2 million, respectively.

The following table summarizes the estimated future amortization expense of the intangible assets as of June 30, 2022 (in thousands):

Years ending December 31:
2022	$258
2023	515
2024	510
2025	478
2026	103
Thereafter	276
Total	$2,140

7.
LEASES

As of June 30, 2022, the Company had six outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have remaining terms between 3 and 65 months.

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

The components of lease cost under ASC 842 are as follows (in thousands):

	June 30,
	2022	2021
Lease costs
Finance lease cost:
Payment of finance lease liability	$40	$42
Interest on lease liabilities	2	7
Operating lease costs	625	460
Variable lease cost	307	251
Total lease cost	$974	$760

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$796	$478
Operating cash flows from finance leases	$2	$7
Financing cash flows from finance leases	$40	$42

The weighted-average remaining lease term and discount rate were as follows:

	June 30,
	2022	2021
Weighted-average remaining lease term
Finance leases	0.5 years	1.5 years
Operating leases	4.3 years	3.6 years
Weighted-average discount rate
Finance leases	7.6%	7.7%
Operating leases	8.5%	8.9%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of June 30, 2022 (in thousands):

Year Ending December 31,	Operating	Finance
2022	$515	$40
2023	388	—
2024	323	—
2025	333	—
2026	343	—
Thereafter	307	—
Total future minimum lease payments	2,209	40
Less: imputed interest	(364)	(1)
Present value of operating lease liability	$1,845	$39

Less: current portion of lease liability	(596)	(39)
Non-current portion of lease liability	1,249	—

The table above excludes an estimated $45.1 million of legally binding minimum lease payments to be made over a period of approximately 10 years for the lease at 10421 and 10431 Wateridge Circle, San Diego, California that has been executed but not yet commenced as of June 30, 2022. Commencement of the lease at 10421 and 10431 Wateridge Circle is expected to occur in the second half of 2022.

8.
NOTES PAYABLE

Loan and Security Agreement

As of June 30, 2022 and December 31, 2021, the loans payable on the condensed consolidated balance sheets pertains to the Loan and Security Agreement with Silicon Valley Bank and consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of loans payable	$15,000	$15,000
Less: Current portion of loans payable	(4,204)	(603)
Loans payable, net of current portion	10,796	14,397
Accrued interest	101	94
Final debt payment liability	400	400
Debt discount and financing costs, net of accretion	(585)	(803)
Loans payable, net of discount and current portion	$10,712	$14,088

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

In connection with the 2019 Loan Agreement, the Company had a contingent obligation to pay Oxford a success fee of $0.8 million upon the completion of the Company’s IPO. The Company had also identified a bifurcated compound derivative liability related to a contingent interest feature and acceleration clause (contingent put option). The fair value of the success fee and the contingent put option were recorded within derivative liabilities on the condensed consolidated balance sheets and corresponding discount to the loans under the 2019 Loan Agreement. The Company remeasured both liabilities to fair value at each reporting date, and recognized changes in the fair value as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company continued to recognize changes in the fair value of the success fee contingent liability until the success fee was paid. The success fee contingent liability was paid in full during the third quarter of 2021. The contingent put option liability was extinguished when the 2019 Loan Agreement was terminated in March 2021.

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

The term loan bears interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The interest rate as of June 30, 2022 was 8.75% per annum. The loan is secured by substantially all of the Company’s assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the 2021 Loan Agreement. For the six months ended June 30, 2022, the effective interest rate on outstanding borrowings was approximately 11.54%.

A final payment (the Final Payment) equal to $0.4 million will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loan. The Final Payment is being accrued through interest expense using the effective interest method.

The Company bifurcated a compound derivative liability related to the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement. The contingent put option liability was valued and separately accounted for in the Company’s condensed consolidated financial statements. The contingent put option liability is classified as a component of derivative liabilities on the condensed consolidated balance sheet. As of June 30, 2022, the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (see Note 3).

The estimated future principal payments due under the 2021 Loan Agreement were as follows:

June 30, 2022
Estimated future principal payments due
2022	$—
2023	7,500
2024	7,500
Total	$15,000

9.
STOCKHOLDERS’ EQUITY

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

10.
STOCK-BASED COMPENSATION

For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $1.1 million, $0.1 million, $1.6 million and $0.2 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 5,250,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2022, the number of shares of common stock reserved for issuance under the 2021 SIP was 3,022,196.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the six months ended June 30, 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2021	2,550,984	$6.09	9.1	$12,417
Options granted	1,635,285	8.24
Options exercised	(82,286)	1.13
Options cancelled	(77,617)	4.94
Balances at June 30, 2022	4,026,366	$7.09	9.1	$330
Vested and expected to vest at June 30, 2022	3,237,416	$6.96	9.1	$319
Exercisable at June 30, 2022	702,599	$5.08	8.4	$180

There were 1,635,285 options granted during the six months ended June 30, 2022. The weighted average grant date calculated fair value of options granted during the six months ended June 30, 2022 was $4.82 per share.

The calculated value of option grants during the six months ended June 30, 2022 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2022
Risk free interest rate	2.1%
Expected dividend yield	—%
Expected term	5.04 years
Expected volatility	54.0%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the six months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	236,290	8.44
Unvested at June 30, 2022	236,290	$8.44

No restricted stock units vested during the six months ended June 30, 2022.

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of June 30, 2022, the number of shares of common stock that may be issued under the ESPP is 529,978.

As of June 30, 2022, 113,207 shares of common stock have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Stock options	$916	$1,222
Restricted stock units	99	131
Employee stock purchase plan	103	213
Total	$1,118	$1,566

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Research and development	$179	$256
Sales and marketing	130	173
General and administrative	809	1,137
Total	$1,118	$1,566

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $9.5 million, which is expected to be recognized over a weighted average period of 3.1 years.

11.
COMMITMENTS AND CONTINGENCIES

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

Eurofins Pharma Non-Competition/Non-Solicitation Litigationc

In October 2018, Eurofins Pharma US Holdings II, Inc. (EPUSH II) and Eurofins DiscoverX Corporation (Eurofins DiscoverX) (collectively, Plaintiffs) filed a complaint against Todd R. Nelson, the Company and Synthetic Genomics, Inc. (the Company’s former parent company, and together with Dr. Nelson and SGI-DNA, the Defendants) to enforce non-competition and non-solicitation provisions of an agreement.

The complaint, filed in the Superior Court of California, County of San Diego, charged Dr. Nelson with breach of contract, the Company with tortious interference, and both with unfair competition. The complaint sought permanent injunctive relief, monetary damages and other equitable relief (including restitution) against the Defendants. On April 9, 2021, the Defendants filed a motion for summary judgment, or in the alternative, summary adjudication, with regard to all causes of action. A hearing on this motion was held on June 25, 2021, at which time the court granted the motion in summary judgement on behalf of SGI-DNA and Dr. Nelson on three of the four claims. The court directed the parties back to mediation on the remaining claim but there was no resolution. On June 22, 2022, at the conclusion of a bench trial, the court ruled in favor of the Company and Dr. Nelson on the remaining claim.

Leases

The Company’s non-cancelable lease commitments are described in Note 7.

12.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,831)	$(9,201)	$(28,025)	$(16,643)
Net loss attributable to common stockholders	$(14,831)	$(9,201)	$(28,025)	$(16,643)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,435,838	8,697,707	29,383,870	6,955,084
Net loss per share attributable to common stockholders - basic and diluted	$(0.50)	$(1.06)	$(0.95)	$(2.39)

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

	June 30,
	2022	2021
Series Z convertible preferred stock (as converted to common stock)	—	2,500,000
Series A convertible preferred stock (as converted to common stock)	—	7,599,274
Series A-1 convertible preferred stock (as converted to common stock)	—	4,980,055
Warrants to purchase common stock	—	1,081,745
Warrants to purchase Series A-1 convertible preferred stock (as converted to common stock)	—	154,022
Stock options to purchase common stock	4,026,366	856,555
Restricted stock units that vest into common stock	236,290	—
Shares issuable under employee stock purchase plan	132,070	—
Total	4,394,726	17,171,651

13.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the six months ended June 30, 2022 and 2021.

14.
COLLABORATION

In December 2021, the Company entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which the Company agreed to collaborate with Pfizer to further develop the Company’s novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment of $8.0 million from Pfizer to the Company, along with $10.0 million of success-based technical milestone payments that could be earned in the near term. The Company is also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of the Company’s technology developed and licensed under the agreement.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of June 30, 2022, no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

The $7.7 million of revenue allocated to the combined performance obligation will be recognized using the input method based on time elapsed as compared to the research term of 24 months, and the $0.3 million of revenue allocated to the material right will be recognized over the third year of services performed under the research plan in the event the option to extend the research plan is exercised, or when the option expires in the event the option to extend the research plan is not exercised. During the three and six months ended June 30, 2022, the Company recognized $1.1 million and $2.2 million of collaboration revenue, respectively.

15.
RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, the Company made payments to related parties of approximately $0.3 million and $0.1 million, respectively, for services relating to intellectual property matters, including patent filings, patent prosecution, sequencing and oligo services, as well as payments to board members.

16.
SUBSEQUENT EVENTS

On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (Term Loan) (the Term Loan Agreement), among the Company, EtonBio, Inc., a California corporation and the Company’s wholly-owned subsidiary (EtonBio and together with the Company, the Borrowers), certain subsidiaries of the Company that may become party thereto from time to time as borrowers or guarantors, the lenders party thereto from time to time (collectively, the Term Loan Lenders), and MidCap Financial Trust, as administrative agent (the Term Agent), and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the Revolving Loan Agreement, and together with the Term Loan Agreement, the Loan Agreements), among the Company, EtonBio, certain subsidiaries of the Company that may become party thereto from time to time as borrowers or guarantors, the lenders party thereto from time to time (collectively, the Revolving Loan Lenders, and together with the Term Loan Lenders, the Lenders), and MidCap Funding IV Trust, as administrative agent (the Revolving Agent).

The Term Loan Agreement provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 term loan of up to $20.0 million (the Tranche 1 Term Loan), (ii) a tranche 2 term loan of up to $5.0 million (the Tranche 2 Term Loan), and (iii) a tranche 3 term loan of up to $5.0 million (the Tranche 3 Term Loan, and, with the Tranche 1 Term Loan and Tranche 2 Term Loan, the Term Loans). The Revolving Loan Agreement provides for a secured revolving loan facility (the Revolving Loans) in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the Revolving Credit Agreement. The Term Loans and Revolving Loans mature on August 1, 2027.

The Tranche 1 Term Loan was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the Loan Agreements and to repay in full the Company’s borrowings under its existing loan facility with Silicon Valley Bank, with the remaining amount to be used be for general corporate purposes. Subject to certain terms and conditions of the Term Loan Agreement, the Tranche 2 Term Loan is available between January 1, 2023, and September 30, 2023, following the Company’s achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing. Subject to certain terms and conditions of the Term Loan Agreement, the Tranche 3 Term Loan is available between September 30, 2024, and March 31, 2025. The proceeds of the Tranche 2 Term Loan and Tranche 3 Term Loan may be used for working capital and general corporate purposes.

The Term Loans bear interest at a floating rate based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the Term Loans is payable monthly in arrears on the first day of each month and at maturity. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the Term Loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The Term Loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three of the term, respectively. Once repaid, the Term Loans may not be reborrowed. The Borrowers are also obligated to pay an exit fee equal to 4.5% of the outstanding principal amount of the Term Loans borrowed and other customary fees for a credit facility of this size and type.

The Borrowers may borrow, repay and reborrow the Revolving Loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding Revolving Loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolving Loans may be used for working capital needs and general corporate purposes. As of the closing date, no Revolving Loans were outstanding under the Revolving Loan Agreement.

The Revolving Loans bear interest at a floating rated based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the Revolving Loans is payable monthly in arrears on the first day of each month and at maturity. The Borrowers are obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

The obligations of the Borrowers and any future guarantors are secured by liens on substantially all of their assets.

The Loan Agreements require the Borrowers to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

The Loan Agreements contain customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Loan Agreements.

Each of the Loan Agreements contain customary events of default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and a material adverse change default.

Upon the occurrence and during the continuance of an event of default under the Loan Agreements, the respective administrative agent, if requested by the respective Lenders, may, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the applicable agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the applicable agreement. The Loan Agreements provide that, under certain circumstances, a default interest rate will apply on all obligations under such agreement during the existence of an event of default, at a per annum rate equal to 2.0% above the applicable interest rate.

The description of the Loan Agreements contained herein is qualified in its entirety by reference to the text of the Loan Agreements, which the Company will file with the Securities and Exchange Commission as exhibits to a forthcoming periodic financial report, and are hereby incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our synthetic biology solution is comprised of our:

▪
BioXp system: which we believe is the first commercially available push-button, walkaway, end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time;
▪
BioXp portal: a user-friendly online portal that offers an intuitive guided workflow and design tools for building new DNA sequences and assembling them into vector(s) of choice;
▪
BioXp kits: contain all the necessary building blocks and reagents, including our proprietary Gibson Assembly branded reagents, for specific synthetic biology workflow applications;
▪
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system;
▪
Biofoundry Services: enable a customer to order and receive any of the BioXp system endpoint-ready products, such as genes, clones, cell-free amplified DNA and variant libraries; and
▪
Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS): SOLA EDS is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines. SOLA EDS technology will be integrated into Codex DNA’s future BioXp Oligo Printer and BioXp Digital-to-Biological Converter systems, providing customers with an end-to-end solution for their life science research and synthetic biology needs.

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

We were incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). We changed our name to SGI-DNA, Inc. (SGI-DNA) in February 2013. On March 8, 2019, SGI sold SGI-DNA to GATTACA Mining, LLC (GATTACA) by entering into a stock purchase agreement to sell all of our outstanding common and preferred stock in exchange for a $10.0 million non-recourse promissory note (the Purchase Note) and a warrant to purchase common stock equal to 6% of the shares of common stock issued and outstanding as of the time of exercise, which will automatically be exercised immediately prior to the consummation of an initial public offering. This warrant and participation right were later amended in August 2019 to provide a warrant on 1,081,745 shares of common stock, a participation right to receive property with a value equal to the net proceeds a person would receive as a holder of 1,081,745 shares of common stock in a change of control transaction, and additional warrants equal to 3% of the shares sold in future equity financings prior to an initial public offering or certain change of control transactions. In connection with our Series A-1 convertible preferred stock financing in December 2019, we issued SGI warrants in connection with the participation right described above to purchase Series A-1 convertible preferred stock. These warrants have an exercise price of $3.61 per share. The common stock warrant has an aggregate exercise price of $3.00. We were a co-borrower with GATTACA on the Purchase Note. Subsequently, we focused our efforts on launching new synthetic biology products and expanding our distribution and marketing efforts on our existing research using only products. We also changed our name to Codex DNA, Inc. in March 2020.

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through June 30, 2022, we have launched eight BioXp kits, three benchtop reagent kits, and we have placed over 200 BioXp systems globally. We currently offer several other synthetic biology products, which currently includes 11 SARS-CoV-2 full-length genomes and RNA controls as well as our Vmax X2 cells. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of June 30, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.

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

We have incurred significant operating losses since our inception. During the six months ended June 30, 2022 and 2021, our revenue was $11.3 million and $5.2 million, respectively. As of June 30, 2022, we had cash and cash equivalents of $22.3 million and short-term investments of $39.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $28.0 million and $16.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $93.3 million.

Eton Acquisition

On November 18, 2021, we entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc. (Eton), a California corporation, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $13.6 million, which was funded with our existing cash on hand.

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

We expect that our research and development expenses will increase significantly, both in the near term and subsequently, in connection with our planned product development activities. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any of our future products. The successful development and commercialization of our future products is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including but not limited to the following:

▪
we can never be certain that we can solve any technical challenge;
▪
if such solution can be found, we can never be certain of the timing of such a solution;
▪
once we find a technical solution, we cannot be certain that the solution will be commercially feasible; and
▪
any solution may not be desired by our customers.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our SGI participation right liability, warrant liabilities, contingent put option liability, and success fee contingent liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. In connection with our IPO in June 2021, the participation right was extinguished and the warrants underlying our warrant liability were exercised. The success fee contingent liability was paid in full in July 2021. At June 30, 2022, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue
Product sales	$4,092	$2,120	$1,972
Royalties and other revenue	1,563	732	831
Total revenue	5,655	2,852	2,803
Cost of revenue	2,943	1,899	1,044
Gross profit	2,712	953	1,759
Operating expenses:
Research and development	7,124	2,746	4,378
Sales and marketing	4,514	2,630	1,884
General and administrative	5,561	3,149	2,412
Total operating expenses	17,199	8,525	8,674
Loss from operations	(14,487)	(7,572)	(6,915)
Other income (expense), net:
Interest expense, net	(299)	(379)	80
Change in fair value of derivative liabilities	(27)	(1,251)	1,224
Other expense, net	(12)	3	(15)
Total other income (expense), net	(338)	(1,627)	1,289
Loss before provision for income taxes	(14,825)	(9,199)	(5,626)
Provision for income taxes	(6)	(2)	(4)
Net loss	$(14,831)	$(9,201)	$(5,630)

Revenue

Revenue for the three months ended June 30, 2022 was $5.7 million, compared to $2.9 million for the three months ended June 30, 2021. The increase of $2.8 million was primarily driven by a $2.0 million increase in product sales consisting of $1.5 million in revenue attributable to the Eton acquisition, mainly from DNA sequencing and a $0.6 million increase in revenue related to our

BioXp instruments, offset in part by a $0.1 million decrease in biofoundry services. Royalties and other revenue increased $0.8 million primarily due to revenue associated with the Pfizer agreement which was signed in December 2021, offset in part by lower collaboration research program revenue as the prior year had elevated initial revenue.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022 was $2.9 million, compared to $1.9 million for the three months ended June 30, 2021. The increase of $1.0 million was primarily driven by higher revenue, including $0.9 million in costs primarily related to DNA sequencing, $0.2 million of higher raw material costs associated with sales of reagents, and $0.2 million in other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances, offset in part by a $0.3 million reduction in costs related to our collaboration research programs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $7.1 million, compared to $2.7 million for the three months ended June 30, 2021. The $4.4 million increase was primarily due to higher personnel expenses, consulting and professional services, lab supplies and equipment, as well as facility and other costs, offset in part by increased allocations of costs attributable to our revenue from collaborations. Personnel expenses increased $2.1 million as we continue to increase our headcount in support of ongoing product development efforts, as well as payroll costs associated from our Eton acquisition. Consulting and professional services, as well as lab supplies and equipment increased $1.0 million and $0.8 million, respectively, due to our ongoing product development efforts, and facility and other costs increased $0.5 million based on increased allocations due to higher headcount over the prior period.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2022 were $4.5 million, compared to $2.6 million for the three months ended June 30, 2021, an increase of $1.9 million. The increase was primarily attributable to higher personnel related costs of $1.5 million as we continue to expand our global sales and marketing teams to support our increased revenue, $0.2 million in increased marketing activities related to our revenue growth and $0.2 million of higher travel costs due to increased headcount and less restrictive COVID-19 travel protocols.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $5.6 million, compared to $3.1 million for the three months ended June 30, 2021. The $2.4 million increase was primarily due to an increase of $2.1 million in personnel expenses due to higher headcount, including additions to our executive leadership team and costs related to our Eton acquisition, as well as stock compensation expense, $0.5 million in higher insurance costs related to being a publicly traded company and $0.4 million in increased facilities and other costs due to higher headcount, offset in part by a $0.6 million decrease in professional services due to reduced utilization of consultants and legal expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022 was a net expense of $0.3 million, compared to a net expense of $1.6 million for the three months ended June 30, 2021. The decrease of $1.3 million was primarily due to the absence of the one-time $1.2 million charge on the change in fair value of derivative liabilities for warrants due to the completion of the IPO in June 2021 and a $0.1 million reduction to net interest expense due to interest income received on the short-term investments.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue
Product sales	$8,220	$3,919	$4,301
Royalties and other revenue	3,071	1,260	1,811
Total revenue	11,291	5,179	6,112
Cost of revenue	5,801	2,924	2,877
Gross profit	5,490	2,255	3,235
Operating expenses:
Research and development	13,505	5,624	7,881
Sales and marketing	7,975	4,905	3,070
General and administrative	11,360	5,562	5,798
Total operating expenses	32,840	16,091	16,749
Loss from operations	(27,350)	(13,836)	(13,514)
Other income (expense), net:
Interest expense, net	(635)	(620)	(15)
Change in fair value of derivative liabilities	(4)	(1,547)	1,543
Loss on extinguishment of debt	—	(618)	618
Other expense, net	(24)	(16)	(8)
Total other income (expense), net	(663)	(2,801)	2,138
Loss before provision for income taxes	(28,013)	(16,637)	(11,376)
Provision for income taxes	(12)	(6)	(6)
Net loss	$(28,025)	$(16,643)	$(11,382)

Revenue

Revenue for the six months ended June 30, 2022 was $11.3 million, compared to $5.2 million for the six months ended June 30, 2021. The increase of $6.1 million was primarily driven by a $4.3 million increase in product sales consisting of $2.9 million in revenue attributable to the Eton acquisition, mainly from DNA sequencing and a $1.4 million increase in revenue related to our BioXp instruments. Royalties and other revenue increased $1.8 million mainly due to revenue associated with the Pfizer agreement which was signed in December 2021, offset in part by lower collaboration research program revenue as the prior year had elevated initial revenue.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2022 was $5.8 million, compared to $2.9 million for the six months ended June 30, 2021. The increase of $2.9 million was primarily driven by an increased volume of revenue, including $1.9 million in costs primarily related to DNA sequencing, $0.6 million of higher raw material costs associated with sales of reagents and biofoundry services, a $0.2 million increase due to higher instrument sales, and $0.3 million in other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances, offset in part by a $0.1 million reduction in costs related to our collaboration research programs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $13.5 million, compared to $5.6 million for the six months ended June 30, 2021. The $7.9 million increase was primarily due to higher personnel expenses, consulting and professional services, lab supplies and equipment, as well as facility and other costs, offset in part by increased allocations of costs attributable to our revenue from collaborations. Personnel expenses increased $3.7 million as we continue to increase our headcount in support of ongoing product development efforts, as well as payroll costs associated from our Eton acquisition. Consulting and professional services, as well as lab supplies and equipment increased $1.8 million and $1.5 million, respectively, due to our ongoing product development efforts, and facility and other costs increased $0.9 million based on increased allocations due to higher headcount over the prior period.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2022 were $8.0 million, compared to $4.9 million for the six months ended June 30, 2021, an increase of $3.1 million. The increase was primarily attributable to higher personnel related costs of $2.4 million as we continue to expand our global sales and marketing teams to support our increased revenue, $0.4 million in increased marketing activities related to our revenue growth and $0.3 million of higher travel costs due to increased headcount and less restrictive COVID-19 travel protocols.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $11.4 million, compared to $5.6 million for the six months ended June 30, 2021. The $5.8 million increase was primarily due to an increase of $3.3 million in personnel expenses due to higher headcount, including additions to our executive leadership team and costs related to our Eton acquisition, as well as stock compensation expense, $1.2 million in higher insurance costs related to being a publicly traded company, a $0.8 million increase in professional services due to higher utilization of consultants and legal expenses and $0.4 million in increased travel and other costs.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2022 was a net expense of $0.7 million, compared to a net expense of $2.8 million for the six months ended June 30, 2021. The decrease of $2.1 million was primarily due to the absence of a $1.5 million charge on the change in fair value of our derivative liabilities for warrants due the completion of the IPO in June 2021 and a one-time charge of $0.6 million on loss on extinguishment of debt in 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $20.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). As of June 30, 2022, we had cash and cash equivalents of $22.3 million and short-term investments of $39.6 million.

We will continue to incur significant expenses and expect to incur increasing operating losses for the foreseeable future. We also expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly as we:

▪
seek to develop new products and services and hire additional research, development and engineering personnel;
▪
expand our distribution and marketing infrastructure to further commercialize current and future products and support our growing customer base;
▪
add operational, financial, and administrative systems and personnel to support growing sales; and

▪
maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;

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

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(17,973)	$(11,608)
Net cash used in investing activities	(42,940)	(165)
Net cash provided by financing activities	389	122,081
Net (decrease) increase in cash	$(60,524)	$110,308

Operating Activities

During the six months ended June 30, 2022, operating activities used $18.0 million of cash, primarily resulting from our net loss of $28.0 million, partially offset by changes in our operating assets and liabilities of $7.0 million and non-cash charges of $3.0 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $6.0 million increase in deferred revenue related to the Pfizer Agreement and a $1.6 million increase in accounts payable, accrued payroll and accrued liabilities, partially offset by a $1.2 million increase in accounts receivable. Non-cash charges consisted primarily of $1.6 million in stock-based compensation, depreciation and amortization expense of $0.7 million, and amortization of our right-of-use operating lease asset of $0.6 million.

During the six months ended June 30, 2021, operating activities used $11.6 million of cash, primarily resulting from our net loss of $16.6 million, partially offset by non-cash charges of $3.4 million and net cash provided by changes in our operating assets and liabilities of $1.7 million. Non-cash charges consisted primarily of the change in fair value of derivative liabilities of $1.5 million as a result of our IPO, loss on debt extinguishment of $0.6 million, depreciation and amortization expense of $0.4 million, $0.3 million related to amortization of our debt discount, amortization of our right-of-use operating lease asset of $0.3 million and $0.2 million in stock-based compensation. Net changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $1.9 million increase in accounts payable, accrued payroll and accrued liabilities, offset in part by a $0.5 million increase in inventory.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $42.9 million, consisting primarily of $65.3 million of purchases of short-term investments and $3.3 million of purchases of property and equipment, partially offset by $25.7 million of maturities of short-term investments.

During the six months ended June 30, 2021, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.4 million, consisting primarily of proceeds from the issuance of common shares pursuant to the ESPP.

During the six months ended June 30, 2021, net cash provided by financing activities was $120.6 million, consisting primarily of net proceeds from our IPO of $112.5 million and from borrowings of $14.9 million from the issuance of debt under the 2021 Loan Agreement, partially offset by the repayment and extinguishment of debt from the 2019 Loan Agreement of $5.4 million.

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

Funding Requirements

We expect our expenses to increase significantly in connection with our ongoing activities, particularly with respect to research and development efforts related to our future products and our efforts to expand sales of current products and to commercialize future products. The timing and amount of our operating and capital expenditures will depend largely on:

▪
the cost of developing new products that are commercially viable;
▪
the costs of marketing and selling our products globally; and
▪
the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at June 30, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$2,210	$716	$676	$686	$132
Finance lease commitments (2)	40	40	—	—	—
Debt obligations (3)	17,450	5,007	12,443	—	—
Total	$19,700	$5,763	$13,119	$686	$132

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between September 2022 and November 2027. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of two pieces of equipment that expire between October 2022 and December 2022.

(3)
Consists of the contractually required principal and interest payable under the 2021 Loan Agreement. For purposes of this table, the interest due under the 2021 Loan Agreement was calculated using an assumed interest rate of 8.75% per annum, which was the interest rate in effect as of June 30, 2022 and assumes no borrowings under the second term loan.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of June 30, 2022, we had cash and cash equivalents of $22.3 million and short-term investments of $39.6 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance.

As of June 30, 2022, we had $15.0 million of borrowings outstanding under the 2021 Loan Agreement. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The prime interest rate as of June 30, 2022 was 4.75% per annum. An immediate 10% change in the 30-day prime rate would not have a material impact on our debt-related obligations, financial position or results of operations. However, if interest rates continue to increase, our interest payments would increase as well and could have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2022 and 2021. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or persons performing similar functions, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and the CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and the CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint, filed in the Superior Court of California, County of San Diego, charged Dr. Nelson with breach of contract, SGI-DNA with tortious interference, and both with unfair competition. The complaint sought permanent injunctive relief, monetary damages and other equitable relief (including restitution) against the Defendants.

On April 9, 2021, the Defendants filed a motion for summary judgment, or in the alternative, summary adjudication, with regard to all causes of action. A hearing on this motion was held on June 25, 2021, at which time the court granted the motion in summary judgement on behalf of SGI-DNA and Dr. Nelson on three of the four claims. The court directed the parties back to mediation on the remaining claim but there was no resolution. On June 22, 2022, at the conclusion of a bench trial, the court ruled in favor of the Company and Dr. Nelson on the remaining claim.

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

•
we are an early-stage synthetic biology technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future;
•
we have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance;
•
our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•
we may not be able to achieve or maintain satisfactory pricing and margins for our products;
•
the size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, thus limiting our ability to successfully meet our anticipated revenue projections;
•
we have limited experience in sales and marketing of our products;
•
we will need to raise additional capital to fund our operations, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate;
•
we rely on a single contract manufacturer to manufacture and supply our instruments and single source suppliers for certain components of our instruments and raw materials. If this manufacturer or these suppliers should fail or not perform satisfactorily, our ability to commercialize and supply our products would be adversely affected; and
•
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

We are an early-stage synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred net losses of $8.3 million for the period from March 8, 2019 through December 31, 2019, $18.0 million for the year ended December 31, 2020 and $39.0 million for the year ended December 31, 2021. We incurred net losses of $28.0 million and $16.6 million in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $93.3 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

▪
the level of demand for our commercialized products, which may vary significantly from period to period;
▪
our ability to drive adoption of our products in our target markets and our ability to expand into any future target markets, including internationally;
▪
the prices at which we will be able to sell our products;
▪
the volume and mix of our sales between our BioXp systems, BioXp kits, benchtop reagents, other products and biofoundry services, or changes in the manufacturing or sales costs related to our products;
▪
the length of time of the sales cycle for purchases of, or royalties on, our products, including lead time needed to procure critical raw materials from suppliers and finished goods from our third-party contract suppliers and manufacturers;
▪
the extent to which we succeed in developing, commercializing and supporting new products;
▪
potential shortages, or increases in costs, of our product components or raw materials for existing and new products, or other disruptions to our supply chain;
▪
the timing and cost of, and level of investment in, research and development and commercialization activities relating to our products, which may change from time to time;
▪
our ability to successfully manage relationships with customers, third-party distributors and suppliers of our products;
▪
the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies;
▪
changes in governmental funding sources;
▪
cyclical changes to the research and development budgets within the pharmaceutical, biotechnology and industrial segments of synthetic biology;
▪
seasonal spending patterns of our customers;
▪
the expenses needed to attract and retain skilled personnel;
▪
future accounting pronouncements or changes in our accounting policies;
▪
the outcome of any litigation or governmental investigations involving us, our industry or both;
▪
higher than anticipated service, replacement and warranty costs;
▪
the costs associated with being a public company;
▪
changes in the regulatory environment;
▪
the impact of the COVID-19 pandemic on the economy, investment in synthetic biology and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and

▪
general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We will likely seek to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:

▪
increasing our sales and marketing and other commercialization efforts to drive market adoption of our products;
▪
funding development and marketing efforts of our current or any future products;
▪
expanding our technologies into additional markets;
▪
acquiring, licensing or investing in technologies and other intellectual property rights;
▪
acquiring or investing in complementary businesses or assets; and
▪
financing capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

▪
our rate of progress in increasing penetration of our target markets with current and new products, and the cost of the sales and marketing activities associated with establishing adoption of our products;
▪
our rate of progress in, and cost of research and development activities associated with, products in research and development; and
▪
the effect of competing technological and market developments.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects and raise substantial doubt about our ability to continue as a going concern.

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

Our Credit, Security and Guaranty Agreements with MidCap Financial Trust contains restrictive covenants that limit our operations.

Pursuant to the terms of the Term Loan and Revolver Loan (the Loans), we have borrowed $20.0 million and may become eligible to borrow up to an additional $20.0 million, upon achievement of certain events. If we are not in compliance with certain covenants of the Loans, it is unlikely that MidCap Financial Trust will offer to extend the additional $20.0 million of debt financing. The Loans Agreement contains various restrictive covenants and other restrictions, including, among other things:

▪
a minimum revenue covenant;
▪
on our ability to transfer all or part of our business or property, except for inventory in the ordinary course of business, surplus or obsolete equipment, permitted liens, transfers of cash permitted by the agreement or certain other transfers;
▪
on our ability to change our business or move our offices;
▪
on our ability to liquidate or dissolve or merge or consolidate with another entity, or acquire another entity;
▪
on our ability to incur debt or encumber our assets; and
▪
on our ability to pay dividends or make investments, other than permitted investments.

These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our ability to meet these restrictive covenants can be impacted by events beyond our control. The Loans Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the Loans to be immediately due and payable. If the outstanding debt under the Loans was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our President and Chief Executive Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; Eric Esser, our Chief Operating Officer; and Decky Goodrich, our Senior Vice President, Commercial Operations, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Dr. Gibson, Mr. Esser and Mr. Goodrich, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executives officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of June 30, 2022, we had 166 employees in the United States and 16 full-time employees internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have only been in operation as a stand-alone company since March 2019. As our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

We rely, and will continue to rely, on multiple information technology systems to operate the systems that allow our company to function, including cloud-based and on-premises information technology systems. We rely extensively on information technology systems to facilitate our principal company activities, including to operate the cloud-based platform on which the services offered to our customers rely. In addition, we also use information technology systems for a variety of key business functions, including to keep financial records, facilitate our research and development initiativses, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties, and operate other critical functions.

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

We also rely on third parties for certain components of our BioXp kits and benchtop reagents, including the nucleotides we use in our BioXp kits, which are primarily sourced from Integrated DNA Technologies, Inc. (IDT), a division of Danaher Corporation and Eurofins Genomics LLC. In the past, supply issues with IDT have caused us to rely on an alternative supplier for these components and raw materials. We cannot guarantee that we will be able to source these materials at similar quantities and on similar terms if our preferred suppliers were to become unable or unwilling to fulfill our requirements.

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

If our products contain defects, we may experience:

▪
a failure to achieve market acceptance for our products;
▪
loss of customer orders and delay in order fulfillment;
▪
damage to our reputation;
▪
increased warranty and customer service and support costs due to product repair or replacement;
▪
product recalls or replacements;
▪
inability to attract new customers;
▪
diversion of resources from our manufacturing and research and development departments into our service department; and
▪
legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.

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

We have limited experience in sales and marketing our products. Our ability to achieve profitability depends on our being able to attract customers for our products. To meet our sales objectives, we must expand our sales, marketing, distribution and customer service and support capabilities with personnel with the appropriate technical expertise. In undertaking expansion efforts, we will face a number of risks relating to:

▪
our ability to attract, retain and manage the sales, marketing and customer service and support personnel necessary to commercialize and gain market acceptance for our technology;
▪
the time and cost of maintaining specialized sales, marketing and customer service and support personnel; and
▪
the relative success of our sales, marketing and customer service and support personnel.

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

Other factors in achieving commercial market acceptance of our products include:

▪
our ability to market and increase awareness of the capabilities of our products;
▪
our customers’ willingness to adopt new products and workflows;
▪
whether early adopters and key opinion leaders (KOLs) publish research involving the use of our products;
▪
our products’ ease-of-use and whether it reliably provides advantages over alternative technologies;
▪
the rate of adoption of our products and services by academic institutions, laboratories, biopharmaceutical companies and others;
▪
the prices we charge for our products;
▪
our ability to develop new products and workflows;
▪
whether competitors commercialize products that perform similar functions as our products; and
▪
the impact of our investments in product innovation and commercial growth.

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

Some of our current competitors are large, publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:

▪
greater name and brand recognition;
▪
greater financial and human resources;
▪
broader product lines;
▪
larger sales forces and more established distributor networks;
▪
substantial intellectual property portfolios;
▪
larger and more established customer bases and relationships; and

▪
better established, larger scale and lower cost manufacturing capabilities.

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

We expect that substantially all of our sales revenue in the near term will be generated from sales to pharmaceutical, biotechnology and industrial agricultural customers, as well as academic institutions and other research institutions. Much of these customers’ funding is dependent on annual research and development budgets and in the case of academic and other research institutions will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our products will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

▪
research and development budgets within the pharmaceutical, biotechnology, agricultural and other industries;
▪
government funding of research and development;
▪
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
▪
macroeconomic conditions and the political climate;

▪
potential changes in the regulatory environment;
▪
differences in budgetary cycles, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends;
▪
market-driven pressures to consolidate operations and reduce costs; and
▪
scientific and market acceptance of relatively new synthetic biology products.

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

Our ability to drive the adoption of our products will depend upon our ability to attend trade shows and conferences, visit customer sites, the ability of our customers to access laboratories, install our products and train their personnel on our products and conduct research in the face of the COVID-19 pandemic. Additionally, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, will become increasingly important to the adoption of our products. All of these considerations are impacted by factors beyond our control, such as:

▪
reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or reagents as a result of such shutdowns and delays before re-opened laboratories and institutions resume previous levels of research activities that require new purchases of our products;
▪
decreases in government funding of research and development; and
▪
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research, changes that have the effect of increasing the length of the funding process or the impact of the COVID-19 pandemic on our customers and potential customers and their funding sources.

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

Unfavorable U.S. or global economic conditions, including inflationary pressures, as a result of the COVID-19 pandemic, foreign, hostilities, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic and the ongoing war between Russia and Ukraine are difficult to assess or predict, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets in general and has negatively impacted our stock price since becoming a public company in 2021. Should this impact continue, our ability to raise additional capital through equity, equity-linked or debt financings, will be further reduced, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy, including inflation, and financial markets. The capital markets or general economic conditions may continue to be adversely affected by the COVID-19 pandemic, geopolitical risks, hostilities, terrorist attacks or wars, including the current war between Russia and Ukraine. We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of manufacturing the BioXp system and kits and in the wages that we pay our employees due to challenging labor market conditions. Competitive conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation.

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

We estimate that during the fiscal years ended December 31, 2020 and December 31, 2021, approximately 25% and 30%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

▪
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (GDPR), and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws;
▪
required compliance with U.S. laws such as the FCPA, and other U.S. federal laws and regulations, including those established by the Office of Foreign Asset Control;
▪
export requirements and import or trade restrictions;
▪
laws and business practices favoring local companies;
▪
foreign currency exchange fluctuations, longer payment cycles and difficulties in enforcing agreements and collecting accounts receivables through certain foreign legal systems;
▪
hyperinflation or economic or political instability in foreign countries, including the war between Russia and Ukraine;
▪
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment, including as a result of the separation of the United Kingdom from the European Union, commonly referred to as Brexit;
▪
the imposition of inconsistent laws or regulations;
▪
changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;
▪
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
▪
difficulties and costs of staffing and managing foreign operations; and
▪
difficulties protecting, maintaining, enforcing or procuring intellectual property rights.

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

Codexis sought injunctive relief, including that we cease all use of the term CODEX and any other trademark confusingly similar to the marks CODEX and CODEXIS and not apply for registration of or register the CODEX mark or any other mark confusingly similar to the CODEX or CODEXIS marks, transfer to Codexis all domain names and social media accounts/user names that include the term “codex” and pay damages (consisting of Codexis’s actual damages, a disgorgement of our profits and punitive damages as permitted by California common law) as well as attorneys’ fees and costs. Although we have reached a settlement agreement with Codexis, we may become subject to other similar litigation.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

▪
others may be able to make products that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;
▪
we might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
▪
we might not have been the first to file patent applications covering certain of our or their inventions;
▪
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
▪
it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

▪
issued patents that we hold rights to may be held invalid or unenforceable as a result of legal challenges by our competitors;
▪
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
▪
we may not develop additional proprietary technologies that are patentable;
▪
the patents of others may harm our business; and
▪
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

The market price of our common stock has been volatile since our initial public offering any may continue to be volatile. As a result, you may not be able to sell your common stock at or above the price at which you purchased the stock. Some of the factors that may cause the market price of our common stock to continue fluctuating include, but are not limited to:

▪
actual or anticipated fluctuations in our operating results, including fluctuations in our quarterly and annual results;
▪
operating expenses being more than anticipated;
▪
supply chain and production disruption due to our moving primary manufacturing facilities to a new location;
▪
the failure or discontinuation of any of our product development and research programs;
▪
changes in the structure or funding of research at academic and research laboratories and institutions, including changes that would affect their ability to purchase our products;
▪
the success of existing or new competitive businesses or technologies;
▪
announcements about new research programs or products of our competitors;
▪
developments or disputes concerning patent applications, issued patents or other proprietary rights;
▪
the recruitment or departure of key personnel;
▪
litigation and governmental investigations involving us, our industry or both;
▪
regulatory or legal developments in the United States and other countries;
▪
variations in market conditions in the synthetic biology technology sector;
▪
investor perceptions of us or our industry;
▪
changes in estimates or recommendations by securities analysts, if any, that cover our common stock or companies that are perceived to be similar to us;
▪
whether our financial results meet the expectations of securities analysts or investors;
▪
the level of expenses related to any of our research and development programs or products;
▪
actual or anticipated changes in our estimates as to our financial results or development timelines;

▪
variations in our financial results or those of companies that are perceived to be similar to us;
▪
the announcement or expectation of additional financing efforts;
▪
sales of our common stock by us or sales of our common stock by our insiders or other stockholders;
▪
general economic, industry and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and the war between Russia and the Ukraine; and
▪
the COVID-19 pandemic, natural disasters or major catastrophic events.

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

As of June 30, 2022, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 66% of our outstanding common stock in the aggregate, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

▪
our board of directors is classified into three classes of directors with staggered three-year terms and directors may only be able to be removed from office for cause by the affirmative vote of holders of at least a majority of the voting power of our then outstanding capital stock;
▪
certain amendments to our amended and restated certificate of incorporation require the approval of a majority of our board of directors and stockholders holding two-thirds of the voting power of our then outstanding capital stock;
▪
stockholder-proposed amendments to our amended and restated bylaws require the approval of a majority of the stockholders entitled to vote, except certain provisions would require the affirmative vote of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
▪
our stockholders may only take action at a meeting of stockholders and are not able to take action by written consent for any matter;
▪
vacancies on our board of directors may only be filled only by our board of directors and not by stockholders;
▪
only the chair of the board of directors, chief executive officer, president or a majority of the board of directors are authorized to call a special meeting of stockholders;
▪
certain litigation against us can only be brought in Delaware;
▪
our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
▪
advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Unregistered Sales of Equity Securities

None during the three months ended June 30, 2022.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Outside Director Compensation Policy
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 10, 2022

	By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022

	By:	/s/ Brent M. Hunter
Brent M. Hunter
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)