Form 10-Q
period 2022-09-30
Telesis Bio Inc.
filed 2022-11-09
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 001-40497

Telesis Bio Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1216839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9535 Waples Street, Suite 100, San Diego, CA	92121-2993
(Address of Principal Executive Offices)	(Zip Code)

(858) 228-4115

Registrant's telephone number, including area code

9535 Waples Street, Suite 100

San Diego, CA 92121-2993

(858) 228-4115

Codex DNA, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DNAY	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for spuch shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 29,521,757 shares of common stock as of October 31, 2022.

wTable of Contents

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$24,741	$82,806
Restricted cash	175	—
Short-term investments	25,014	—
Accounts receivable, net of allowance for bad debts of $13 and $0 at September 30, 2022 and December 31, 2021, respectively	5,661	3,665
Inventory	2,195	2,368
Prepaid expenses and other current assets	4,399	4,345
Total current assets	62,185	93,184
Property and equipment, net	6,291	3,456
Right-of-use assets	1,854	2,281
Long-term deposits	915	609
Goodwill	14,886	14,330
Other intangible assets, net	2,011	2,397
Total assets	$88,142	$116,257
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,617	$2,499
Accrued employee expenses	4,529	3,849
Finance lease liability, current portion	17	81
Operating lease liability, current portion	716	1,156
Deferred revenue, current portion	4,191	205
Notes payable, current portion	—	603
Other accrued liabilities	1,258	1,005
Other current liabilities	480	335
Total current liabilities	12,808	9,733
Operating lease liability, net of current portion	1,174	1,394
Notes payable, net of discount and current portion	19,470	14,088
Derivative liabilities	396	108
Deferred revenue, net of current portion	986	150
Total liabilities	$34,834	$25,473
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021. No shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 29,521,757 and 29,318,578 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	158,932	156,049
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(105,609)	(65,270)
Total stockholders' equity	53,308	90,784
Total liabilities and stockholders' equity	$88,142	$116,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$4,723	$2,180	$12,943	$6,099
Royalties and other revenue	1,952	606	5,023	1,866
Total revenue	6,675	2,786	17,966	7,965
Cost of revenue	3,016	1,624	8,817	4,548
Gross profit	3,659	1,162	9,149	3,417
Operating expenses:
Research and development	5,816	3,593	19,321	9,217
Sales and marketing	3,833	2,955	11,808	7,881
General and administrative	5,261	4,055	16,621	9,596
Total operating expenses	14,910	10,603	47,750	26,694
Loss from operations	(11,251)	(9,441)	(38,601)	(23,277)
Other income (expense), net:
Interest expense, net	(319)	(381)	(954)	(1,001)
Change in fair value of derivative liabilities	(17)	15	(21)	(1,532)
Loss on extinguishment of debt	(727)	—	(727)	(618)
Other income (expense), net	6	(13)	(18)	(29)
Total other expense, net	(1,057)	(379)	(1,720)	(3,180)
Loss before provision for income taxes	(12,308)	(9,820)	(40,321)	(26,457)
Provision for income taxes	(6)	(4)	(18)	(10)
Net loss	$(12,314)	$(9,824)	$(40,339)	$(26,467)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale short-term investments	14	—	(20)	—
Total comprehensive loss	$(12,300)	$(9,824)	$(40,359)	$(26,467)
Net loss attributable to common stockholders	$(12,314)	$(9,824)	$(40,339)	$(26,467)
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.34)	$(1.37)	$(1.83)
Weighted average common stock outstanding—basic and diluted	29,518,955	29,299,769	29,429,393	14,485,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	15,079,329	$38,914	5,023,957	$2	$851	$(26,312)	$—	$(25,459)
Issuance of Common Stock upon exercise of stock options	—	—	223,216	—	133	—	—	133
Stock-based compensation expense	—	—	—	—	67	—	—	67
Net loss	—	—	—	—	—	(7,442)	—	(7,442)
Balances at March 31, 2021	15,079,329	$38,914	5,247,173	$2	$1,051	$(33,754)	$—	$(32,701)
Issuance of common shares upon initial public offering, net of issuance costs of $8,587	—	—	7,666,664	1	112,483	—	—	112,484
Conversion of convertible preferred shares into an equivalent number of common shares	(15,079,329)	(38,914)	15,079,329	2	38,912	—	—	38,914
Issuance of warrant and conversion into common shares	—	—	1,252,468	—	2,770	—	—	2,770
Issuance of Common Stock upon exercise of stock options	—	—	45,929	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	146	—	—	146
Net loss	—	—	—	—	—	(9,201)	—	(9,201)
Balances at June 30, 2021	—	$—	29,291,563	$5	$155,387	$(42,955)	$—	$112,437
Issuance of Common Stock upon exercise of stock options	—	—	15,525	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	365	—	—	365
Payment of offering costs	—	—	—	—	(226)	—	—	(226)
Net loss	—	—	—	—	—	(9,824)	—	(9,824)
Balances at September 30, 2021	—	$—	29,307,088	$5	$155,536	$(52,779)	$—	$102,762

Balances at December 31, 2021	—	$—	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of Common Stock upon exercise of stock options	—	—	70,534	—	78	—	—	78
Stock-based compensation expense	—	—	—	—	448	—	—	448
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(13,194)	—	(13,194)
Balances at March 31, 2022	—	$—	29,389,112	$5	$156,575	$(78,464)	$(16)	$78,100
Issuance of Common Stock upon exercise of stock options	—	—	11,752	—	12	—	—	12
Issuance of Common Stock related to ESPP	—	—	113,207	—	339	—	—	339
Stock-based compensation expense	—	—	—	—	1,118	—	—	1,118
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(14,831)	—	(14,831)
Balances at June 30, 2022	—	$—	29,514,071	$5	$158,044	$(93,295)	$(34)	$64,720
Issuance of Common Stock upon exercise of stock options	—	—	7,686	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	915	—	—	915
Payment of financing costs	—	—	—	—	(31)	—	—	(31)
Unrealized gain on available- for-sale short-term investments	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(12,314)	—	(12,314)
Balances at September 30, 2022	—	$—	29,521,757	$5	$158,932	$(105,609)	$(20)	$53,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(40,339)	$(26,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	773	283
Amortization of intangible assets	386	337
Amortization of debt discount	381	377
Loss on debt extinguishment	727	618
Stock-based compensation	2,481	578
Amortization of operating lease right-of-use assets	840	479
Change in fair value of derivative liabilities	21	1,532
Non-cash interest on finance leases	(3)	(8)
Accretion of discount on short-term investments	(79)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,996)	(672)
Inventories	173	(1,070)
Deposits, prepaid expenses and other current assets	(361)	(2,198)
Accounts payable, accrued payroll and accrued liabilities	171	2,717
Deferred revenue	4,821	(254)
Operating lease liabilities	(1,072)	(511)
Net cash used in operating activities	(33,076)	(24,259)
Cash Flows From Investing Activities:
Payment of acquisition related costs	(556)	—
Proceeds from maturities of short-term investments	46,545	—
Purchase of property and equipment	(3,705)	(498)
Purchases of short-term investments	(71,500)	—
Net cash used in investing activities	(29,216)	(498)
Cash Flows From Financing Activities:
Borrowings on term loan, net	19,761	14,872
Repayment of term loan	(15,000)	(5,000)
Debt extinguishment costs	(700)	(1,141)
Payments on finance leases	(61)	(61)
Payments of financing costs	(31)	—
Proceeds from the exercise of common stock options	94	168
Proceeds from the issuance of common stock related to ESPP	339	—
Net proceeds from issuance of common shares in initial public offering	—	112,484
Payments of offering costs	—	(226)
Net cash provided by financing activities	4,402	121,096
Net (Decrease) Increase In Cash, Cash Equivalents, and Restricted Cash	(57,890)	96,339
Cash, cash equivalents, and restricted cash at beginning of period	82,806	13,463
Cash, cash equivalents, and restricted cash at end of period	$24,916	$109,802

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$817	$549
Purchases of property and equipment included in accounts payable and accrued expenses	$43	$28
Right-of-use-assets obtained in exchange for operating lease liabilities	$413	$—
Issuance of preferred stock warrant in connection with term loan	$—	$322
Extinguishment of put option derivative liability in connection with term loan	$(112)	$(51)
Issuance of put option derivative liability in connection with term loan	$379	$303
Conversion of convertible preferred shares into common shares	$—	$38,914
Conversion of warrant into common shares	$—	$2,770
Right-of-use asset derecognized upon lease modification	$—	$2,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND OPERATIONS

Business

Telesis Bio Inc. (the Company) was incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). The Company changed its name to SGI-DNA, Inc. (SGI-DNA) in February 2013, and to Codex DNA, Inc. in March 2020, and then to Telesis Bio Inc. in November 2022. SGI-DNA Limited, a United Kingdom company focused on sales and marketing activities, is a wholly owned subsidiary of Telesis Bio Inc. The Company manufactures and sells laboratory equipment, specifically synthetic biology instruments, reagents and associated products and related services, primarily to pharmaceutical and academic laboratories worldwide.

On November 18, 2021, the Company entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc., a California corporation (Eton), pursuant to which, the Company agreed to purchase all of the outstanding shares of capital stock of Eton (see Note 6). The total purchase price was approximately $14.1 million, which was funded with the Company’s existing cash on hand. Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 23, 2022 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Short-term Investments

As of September 30, 2022, short-term investments primarily consisted of commercial paper and U.S. Government securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the intent to hold those securities to maturity. They are not considered trading securities because they were not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other expense, net.

The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily-impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other expense, net. During the three and nine months ended September 30, 2022 and 2021, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

The following tables summarize the short-term investments held at September 30, 2022 (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$6,607	$—	$—	$6,607
U.S. Government agencies	18,427	1	(21)	18,407
Total	$25,034	$1	$(21)	$25,014

As of September 30, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

3.
FAIR VALUE MEASUREMENT

The following table summarizes the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise of money market funds, commercial paper, U.S. government agencies and the contingent put option liability (in thousands):

	Fair value measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$23,105	$—	$—	$23,105
Commercial paper	—	6,607	—	6,607
U.S. Government agencies	—	18,407	—	18,407
Total	$23,105	$25,014	$—	$48,119

Liabilities
Contingent put option liability	$—	$—	$396	$396
Total	$—	$—	$396	$396

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$79,893	$—	$—	$79,893
Total	$79,893	$—	$—	$79,893

Liabilities
Contingent put option liability	$—	$—	$108	$108
Total	$—	$—	$108	$108

During the nine months ended September 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2019 Loan Agreement, 2021 Loan Agreement and the 2022 Term Loan Agreement (see Note 8). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of September 30, 2022 and December 31, 2021, the adjusted market rate of debt was 12.58% and 4.24%, respectively, and the probability of default was 69% and 21%, respectively. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2021	$108
Change in fair value	(23)
Fair value at March 31, 2022	85
Change in fair value	27
Fair value at June 30, 2022	112
Extinguishment of liability	(112)
Issuance of liability	379
Change in fair value	17
Fair value at September 30, 2022	$396

Contingent Put Option Liability
Fair value at December 31, 2020	$51
Extinguishment of liability	(51)
Issuance of liability	303
Fair value at March 30, 2021	303
Change in fair value	(169)
Fair value at June 30, 2021	134
Change in fair value	(15)
Fair value at September 30, 2021	$119

For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company recorded a change in fair value of the contingent put option liability included in other expense of $17,000, other income of $15,000, other expense of $21,000, and other income of $0.2 million, respectively.

4.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory consisted of the following on September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,494	$962
Work in process and sub-assemblies	169	896
Finished goods	532	510
Total	$2,195	$2,368

5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$5,272	$2,589
Furniture and fixtures	64	—
Computer hardware and software	1,531	29
Leasehold improvements	58	95
Construction in progress	922	1,536
Total	7,847	4,249
Less: Accumulated depreciation and amortization	(1,556)	(793)
Total property and equipment, net	$6,291	$3,456

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively, and depreciation expense for the nine months ended September 30, 2022 and 2021 was $0.8 million and $0.3 million, respectively, and is included in operating expenses.

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

In connection with the Eton acquisition in November 2021, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been assigned to goodwill at a fair value of $11.4 million.

For the three and nine months ended September 30, 2022 and 2021, the Company did not record any impairment of goodwill.

Other Intangible Assets

Other intangible assets acquired in the sale of SGI-DNA to GATTACA Mining, LLC include the rights to technology and the SGIDNA trade name. The Company engaged an independent consultant to value the intangible assets and to determine their useful lives. The technology was valued at approximately $3.2 million with a seven year useful life.

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

Other intangible assets, net consists of the following (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,613)	$1,537
Trade name	80	(22)	58
Customer relationships	420	(25)	395
Non-competition agreements	30	(9)	21
Total	$3,680	(1,669)	$2,011

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,275)	$1,875
Trade name	80	(3)	77
Customer relationships	420	(4)	416
Non-competition agreements	30	(1)	29
Total	$3,680	(1,283)	$2,397

Amortization expense for each of the three months ended September 30, 2022 and 2021 was approximately $0.1 million and for the nine months ended September 30, 2022 and 2021 was approximately $0.4 million and $0.3 million, respectively.

The following table summarizes the estimated future amortization expense of the intangible assets as of September 30, 2022 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2022	$129
2023	515
2024	510
2025	478
2026	103
Thereafter	276
Total	$2,011

7.
LEASES

As of September 30, 2022, the Company had six outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have remaining terms between one and 62 months.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street will terminate upon the occupancy of office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, which will occur subsequent to the renovation and build-out of the spaces. The Wateridge Pointe lease provides for a tenant improvement (TI) allowance for the renovation and build-out of the spaces up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Rent for the Wateridge Pointe lease will be approximately $3.9 million per year beginning upon lease commencement, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10421 and 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street are expected to occur in the first quarter of 2023.

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

The components of lease cost under ASC 842 are as follows (in thousands):

	September 30,
	2022	2021
Lease costs
Finance lease cost:
Payment of finance lease liability	$61	$61
Interest on lease liabilities	3	8
Operating lease costs	966	690
Variable lease cost	477	363
Total lease cost	$1,507	$1,122

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,198	$723
Operating cash flows from finance leases	$3	$8
Financing cash flows from finance leases	$61	$61

The weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2022	2021
Weighted-average remaining lease term
Finance leases	0.2 years	1.2 years
Operating leases	3.9 years	1.0 years
Weighted-average discount rate
Finance leases	7.4%	7.7%
Operating leases	8.6%	8.9%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of September 30, 2022 (in thousands):

Year Ending December 31,	Operating	Finance
2022	$406	$18
2023	514	—
2024	323	—
2025	333	—
2026	343	—
Thereafter	307	—
Total future minimum lease payments	2,226	18
Less: imputed interest	(336)	(1)
Present value of operating lease liability	$1,890	$17

Less: current portion of lease liability	(716)	(17)
Non-current portion of lease liability	1,174	—

The table above excludes an estimated $45.1 million of legally binding minimum lease payments to be made over a period of approximately 10 years for the lease at 10421 and 10431 Wateridge Circle, San Diego, California that has been executed but not yet commenced as of September 30, 2022. Commencement of the lease at 10421 and 10431 Wateridge Circle is expected to occur in the first quarter of 2023.

8.
NOTES PAYABLE

Loan and Security Agreement

As of September 30, 2022 and December 31, 2021, the loans payable on the condensed consolidated balance sheets pertains to the Credit, Security and Guaranty Agreement with MidCap Financial Trust and the Loan and Security Agreement with Silicon Valley Bank and consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of loans payable	$20,000	$15,000
Less: Current portion of loans payable	—	(603)
Loans payable, net of current portion	20,000	14,397
Accrued interest	140	94
Final debt payment liability	900	400
Debt discount and financing costs, net of accretion	(1,570)	(803)
Loans payable, net of discount and current portion	$19,470	$14,088

2021 Loan Agreement

On March 4, 2021, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) as the lender (the 2021 Loan Agreement). The 2021 Loan Agreement was terminated in August 2022, and was fully repaid. Under the 2021 Loan Agreement, the Company borrowed a $15.0 million senior secured term loan, the proceeds of which were used to repay all existing obligations under the Company's previously outstanding loan agreement with Oxford Finance LLC, with the remaining proceeds available for working capital and general corporate purposes. Under the 2021 Loan Agreement, the Company had the option to elect to obtain a second term loan from SVB in a principal amount up to but not exceeding $5.0 million, provided certain revenue milestones are achieved.

In connection with the 2021 Loan Agreement, the Company issued to SVB a warrant to purchase a number of shares of preferred stock (the Preferred Warrant). The Preferred Warrant was exercisable into the number of preferred shares equal to approximately $0.2 million divided by the applicable warrant price. The Preferred Warrant also provides for the grant of additional shares upon the disbursement of an advance under the 2021 Loan Agreement. Such additional shares would be equal to 1.5% of the principal amount of the advance divided by the warrant price. The Preferred Warrant was exercisable at the original purchase price of the Series A-1 convertible preferred stock. When the Series A-1 convertible preferred stock, in which the warrant would have been exercisable into, was converted into common stock, the warrant holder gained the right to exercise the warrant for such number of shares of common stock into which the preferred shares would have converted into had they been exercised prior to the conversion. The Preferred Warrant was exercised in June 2021 in exchange for 51,409 shares of common stock.

The term loan bore interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The loan was secured by substantially all of the Company’s assets, other than intellectual property. The Company agreed not to encumber its intellectual property assets, except as permitted by the 2021 Loan Agreement.

A final payment (the Final Payment) equal to $0.4 million was due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loan. The Final Payment was accrued through interest expense using the effective interest method.

The Company bifurcated a compound derivative liability related to the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement. The contingent put option liability was valued and separately accounted for in the Company’s condensed consolidated financial statements. The contingent put option liability was extinguished when the 2021 Loan Agreement was terminated in August 2022 and the loan fully repaid (Note 3) in connection with the Company entering into the 2022 Term Loan Agreement discussed below.

2022 Loan Agreements

On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with Company and MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), with the Company and MidCap Funding IV Trust.

The 2022 Term Loan Agreement provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One) , (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million the (Revolving Loan), subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the 2022 Revolving Credit Agreement. The Term Loans and Revolving Loans mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022 to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full the Company’s borrowings under its existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used be for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement, Tranche Two is available between January 1, 2023, and September 30, 2023, following the Company’s achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing. Subject to certain terms and conditions of the 2022 Term Loan Agreement, Tranche Three is available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Two and Tranche Three may be used for working capital and general corporate purposes.

The Term Loan bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the Term Loans is payable monthly in arrears on the first day of each month and at maturity. For the nine months ended September 30, 2022, the effective interest rate on outstanding borrowings was approximately 10.48%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The Term Loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three of the term, respectively. Once repaid, the term loans may not be reborrowed. The Company is also obligated to pay an exit fee equal to 4.5% of the outstanding principal amount of the term loans borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

The Company may borrow, repay and reborrow the Revolving Loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolving Loans may be used for working capital needs and general corporate purposes. As of the September 30, 2022, no amount of Revolving Loans was outstanding under the 2022 Revolving Loan Agreement.

The revolving loans bear interest at a floating rated based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the Revolving Loans is payable monthly in arrears on the first day of each month and at maturity. The Company is obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the 2022 Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

The obligations of the Company and any future guarantors under the 2022 Loan Agreements are secured by liens on substantially all of the Company's assets.

The 2022 Loan Agreements require the Borrowers to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

The 2022 Loan Agreements contain customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the 2022 Loan Agreements.

The 2022 Loan Agreements contain customary events of default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and a material adverse change default.

Upon the occurrence and during the continuance of an event of default under the 2022 Loan Agreements, the respective administrative agent, if requested by the respective lenders, may, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the applicable agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the applicable agreement. The 2022 Loan Agreements provide that, under certain circumstances, a default interest rate will apply on all obligations under such agreement during the existence of an event of default, at a per annum rate equal to 2.0% above the applicable interest rate.

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the condensed consolidated balance sheet. As of September 30, 2022, the estimated fair value of the contingent put option liability was $0.4 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

The estimated future principal payments due under the 2022 Loan Agreements were as follows:

September 30, 2022
Estimated future principal payments due
2022	$—
2023	—
2024	—
2025	4,167
2026	10,000
Thereafter	5,833
Total	$20,000

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

10.
STOCK-BASED COMPENSATION

For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $0.9 million, $0.4 million, $2.5 million and $0.6 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 5,250,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2022, the number of shares of common stock reserved for issuance under the 2021 SIP was 2,442,960.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the nine months ended September 30, 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2021	2,550,984	$6.09	9.1	$12,417
Options granted	2,695,502	5.81
Options exercised	(89,972)	1.08
Options cancelled	(594,909)	7.10
Balances at September 30, 2022	4,561,605	$5.89	9.1	$258
Vested and expected to vest at September 30, 2022	3,719,793	$5.82	9.1	$251
Exercisable at September 30, 2022	836,659	$5.47	8.3	$171

There were 2,695,502 options granted during the nine months ended September 30, 2022. The weighted average grant date calculated fair value of options granted during the nine months ended September 30, 2022 was $3.33 per share.

The calculated value of option grants during the nine months ended September 30, 2022 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2022
Risk free interest rate	2.4%
Expected dividend yield	—%
Expected term	5.06 years
Expected volatility	54.5%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	310,901	6.88
Cancelled	(38,300)	10.20
Unvested at September 30, 2022	272,601	$6.41

No restricted stock units vested during the nine months ended September 30, 2022.

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of September 30, 2022, the number of shares of common stock that may be issued under the ESPP is 529,978.

As of September 30, 2022, 113,207 shares of common stock have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Stock options	$713	$1,935
Restricted stock units	95	226
Employee stock purchase plan	107	320
Total	$915	$2,481

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Research and development	$150	$406
Sales and marketing	113	286
General and administrative	652	1,789
Total	$915	$2,481

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $8.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

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

Codexis Trademark Litigation

In May 2020 Codexis, Inc. (Codexis) filed a complaint against the Company relating to its CODEX DNA name based on Codexis’ rights in the CODEX and CODEXIS mark in the U.S. District Court, Northern District of California for federal and common law trademark infringement and unfair competition/false designation (the Complaint). Codexis seeks injunctive relief, including that the Company cease all use of the term CODEX and any other trademark confusingly similar to the marks CODEX and CODEXIS and not apply for registration of or register the CODEX mark or any other mark confusingly similar to the CODEX or CODEXIS marks, transfer to Codexis all domain names and social media accounts/user names that include the term “codex” and pay damages (consisting of Codexis’ actual damages, a disgorgement of the Company’s profits and punitive damages as permitted by California common law) as well as attorneys’ fees and costs. In April 2022, Codexis and the Company reached a mutually agreeable resolution to the Codexis trademark litigation.

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

12.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(12,314)	$(9,824)	$(40,339)	$(26,467)
Net loss attributable to common stockholders	$(12,314)	$(9,824)	$(40,339)	$(26,467)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,518,955	29,299,769	29,429,393	14,485,161
Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(0.34)	$(1.37)	$(1.83)

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

	September 30,
	2022	2021
Stock options to purchase common stock	4,561,605	2,369,696
Restricted stock units that vest into common stock	272,601	—
Shares issuable under employee stock purchase plan	132,070	—
Total	4,966,276	2,369,696

13.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the nine months ended September 30, 2022 and 2021.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of September 30, 2022, no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

Because Pfizer did not exercise its right to extend the research period under our agreement, $0.3 million of revenue allocated to the material right is recognized in the quarter ended September 30, 2022. The remaining $7.7 million of revenue allocated to the combined performance obligation will be recognized using the input method based on time elapsed as compared to the research term of 24 months. During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $3.2 million of collaboration revenue, respectively. As of September 30, 2022, aggregate deferred revenue related to the Pfizer Agreement was $4.7 million, of which $3.8 million was classified as current.

15.
RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, the Company made payments to related parties of approximately $0.4 million and $0.2 million, respectively, for services relating to intellectual property matters, including patent filings, patent prosecution, sequencing and oligo services, as well as payments to board members.

16. SUBSEQUENT EVENTS

In November 2022, the Company changed its name from Codex DNA, Inc. to Telesis Bio Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Telesis Bio Inc. and its subsidiaries.

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

Overview

We are a leading synthetic biology company focused on enabling researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA that is ready to use in many downstream synthetic biology enabled markets. Our synthetic biology solution addresses the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of virtually error-free DNA and mRNA at a useable scale. A key part of our solution are our BioXp systems, end-to-end automated workstations that fit on the benchtop and are broadly accessible due to their ease-of-use and hands-free automation. We believe our BioXp systems can democratize synthetic biology by simplifying the process of building DNA and mRNA, thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.

Our synthetic biology solution is comprised of our:

▪
BioXp systems: which we believe are the first commercially available push-button, walkaway, end-to-end automated workstations that empower researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time;
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

We have developed and commercialized products that include BioXp systems, including our current BioXp 3250 system, BioXp 9600 system, BioXp kits for generating a wide array of synthetic DNA and mRNA, and benchtop reagents that complement the automated synthetic biology workflow applications and workflow solutions. We believe that our integrated BioXp systems and BioXp kits represent the industry’s leading synthetic biology workflow automation solution and provide us with a first mover advantage in the rapidly growing synthetic biology market. As part of our continuing effort to improve the processes of synthetic biology, we are currently developing next-generation BioXp systems and BioXp kits with the goal of transforming rapid demand-response workflows in synthetic biology and consolidating supply chains and enabling global distributed manufacturing for discovery, preclinical and clinical applications. We also use our BioXp 3250 system, BioXp 9600 system, BioXp kits and benchtop reagents to perform services for customers.

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

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through September 30, 2022, we have launched eight BioXp kits, three benchtop reagent kits, and we have placed over 200 BioXp systems globally. We also launched our high-throughput BioXp 9600 system in September 2022. We currently offer several other synthetic biology products, which currently includes 11 SARS-CoV-2 full-length genomes and RNA controls as well as our Vmax X2 cells. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of September 30, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement), Silicon Valley Bank (the 2021 Loan Agreement), and credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (the 2022 Loan Agreements).

We have incurred significant operating losses since our inception. During the nine months ended September 30, 2022 and 2021, our revenue was $18.0 million and $8.0 million, respectively. As of September 30, 2022, we had cash and cash equivalents of $24.7 million and short-term investments of $25.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $40.3 million and $26.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $105.6 million.

Eton Acquisition

On November 18, 2021, we entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc. (Eton), a California corporation, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $14.1 million, which was funded with our existing cash on hand.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our SGI participation right liability, warrant liabilities, contingent put option liability, and success fee contingent liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. In connection with our IPO in June 2021, the participation right was extinguished and the warrants underlying our warrant liability were exercised. The success fee contingent liability was paid in full in July 2021. The contingent put option liability related to the 2021 Loan Agreement was extinguished in August 2022 in connection with the paydown and termination of the corresponding term loan. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At September 30, 2022, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue
Product sales	$4,723	$2,180	$2,543
Royalties and other revenue	1,952	606	1,346
Total revenue	6,675	2,786	3,889
Cost of revenue	3,016	1,624	1,392
Gross profit	3,659	1,162	2,497
Operating expenses:
Research and development	5,816	3,593	2,223
Sales and marketing	3,833	2,955	878
General and administrative	5,261	4,055	1,206
Total operating expenses	14,910	10,603	4,307
Loss from operations	(11,251)	(9,441)	(1,810)
Other income (expense), net:
Interest expense, net	(319)	(381)	62
Change in fair value of derivative liabilities	(17)	15	(32)
Loss on extinguishment of debt	(727)	—	(727)
Other income (expense), net	6	(13)	19
Total other income (expense), net	(1,057)	(379)	(678)
Loss before provision for income taxes	(12,308)	(9,820)	(2,488)
Provision for income taxes	(6)	(4)	(2)
Net loss	$(12,314)	$(9,824)	$(2,490)

Revenue

Revenue for the three months ended September 30, 2022 was $6.7 million, compared to $2.8 million for the three months ended September 30, 2021. The increase of $3.9 million was mainly driven by a $2.5 million increase in product sales consisting of $1.6 million in revenue attributable to the Eton acquisition, mainly from DNA sequencing, a $0.7 million increase in revenue related to BioXp instruments which includes the launch of our BioXp 9600 system, and a $0.2 million increase in biofoundry services. Royalties and other revenue, increased $1.4 million primarily due to revenue associated with the Pfizer Agreement which was signed in December 2021 and collaboration research program revenue.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022 was $3.0 million, compared to $1.6 million for the three months ended September 30, 2021. The increase of $1.4 million was primarily driven by higher revenue, including $1.0 million in costs primarily related to DNA sequencing, $0.5 million of higher raw material costs associated with sales of reagents, and other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances, offset in part by a decrease of $0.1 million in costs related to our collaboration research programs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $5.8 million, compared to $3.6 million for the three months ended September 30, 2021. The $2.2 million increase was primarily due to higher personnel expenses, consulting and professional services, lab supplies, and equipment, as well as facility and other costs, offset in part by increased allocations of costs attributable to our revenue from collaborations. Personnel expenses increased by $1.3 million as we increased our headcount in support of ongoing product development efforts, as well as payroll costs associated with our Eton acquisition. Facility and other costs increased by $0.5 million based on increased allocations due to a higher headcount over the prior period. Consulting and professional services, as well as lab supplies and equipment expenses, increased by $0.4 million, due to our ongoing product development efforts.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2022 were $3.8 million, compared to $3.0 million for the three months ended September 30, 2021, an increase of $0.9 million. The increase was primarily attributable to higher personnel-related costs of $0.8 million as we expanded our global sales and marketing teams to support our increased revenue, and $0.1 million in increased marketing activities related to our revenue growth.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $5.3 million, compared to $4.1 million for the three months ended September 30, 2021. The $1.2 million increase was primarily due to an increase of $0.9 million in personnel expenses due to higher headcount, including additions to our executive leadership team and costs related to our Eton acquisition, as well as stock-based compensation expense of $0.3 million. Facilities and other costs increased by $0.3 million due to higher headcount. These increases were partly offset by a $0.3 million decrease in insurance expenses due to favorable renewal rates.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2022 was a net expense of $1.1 million, compared to a net expense of $0.4 million for the three months ended September 30, 2021. The increase in net expense of $0.7 million was primarily due to the loss on extinguishment of debt of $0.8 million offset partly by the reduction of the contingent put option liability of $0.1 million related to the amounts outstanding under the 2021 Loan Agreement being fully repaid.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue
Product sales	$12,943	$6,099	$6,844
Royalties and other revenue	5,023	1,866	3,157
Total revenue	17,966	7,965	10,001
Cost of revenue	8,817	4,548	4,269
Gross profit	9,149	3,417	5,732
Operating expenses:
Research and development	19,321	9,217	10,104
Sales and marketing	11,808	7,881	3,927
General and administrative	16,621	9,596	7,025
Total operating expenses	47,750	26,694	21,056
Loss from operations	(38,601)	(23,277)	(15,324)
Other income (expense), net:
Interest expense, net	(954)	(1,001)	47
Change in fair value of derivative liabilities	(21)	(1,532)	1,511
Loss on extinguishment of debt	(727)	(618)	(109)
Other expense, net	(18)	(29)	11
Total other income (expense), net	(1,720)	(3,180)	1,460
Loss before provision for income taxes	(40,321)	(26,457)	(13,864)
Provision for income taxes	(18)	(10)	(8)
Net loss	$(40,339)	$(26,467)	$(13,872)

Revenue

Revenue for the nine months ended September 30, 2022 was $18.0 million, compared to $8.0 million for the nine months ended September 30, 2021. The increase of $10.0 million was primarily driven by a $6.8 million increase in product sales consisting of $4.5 million in revenue attributable to the Eton acquisition, mainly from DNA sequencing and a $2.0 million increase in revenue related to our BioXp instruments which includes the launch of our BioXp 9600 system and higher biofoundry services of $0.3 million. Royalties and other revenue increased $3.2 million mainly due to revenue associated with the Pfizer agreement, which was signed in December 2021, offset in part by lower collaboration research program revenue as the prior year had elevated initial revenue.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2022 was $8.8 million, compared to $4.5 million for the nine months ended September 30, 2021. The increase of $4.3 million was primarily driven by an increased volume of revenue, including $2.8 million in costs primarily related to DNA sequencing, $0.6 million of higher raw material costs associated with sales of reagents and biofoundry services, a $0.6 million increase due to higher instrument sales, and $0.5 million in other costs, which are composed of overhead, indirect costs, manufacturing and pricing variances, offset in part by a $0.2 million reduction in costs related to our collaboration research programs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $19.3 million, compared to $9.2 million for the nine months ended September 30, 2021. The $10.1 million increase was primarily due to higher personnel expenses, consulting and professional services, lab supplies and equipment, as well as facility and other costs, offset in part by increased allocations of costs attributable to our revenue from collaborations. Personnel expenses increased by $5.1 million as we increased our headcount in support of ongoing product development efforts, as well as payroll costs associated with our Eton acquisition. Consulting and professional services, as well as lab supplies and equipment, increased $1.9 million and $1.7 million, respectively, due to our ongoing product development efforts, and facility and other costs increased $1.4 million based on increased allocations due to higher headcount over the prior period, increased lab equipment maintenance expenses, depreciation, and travel costs.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2022 were $11.8 million, compared to $7.9 million for the nine months ended September 30, 2021, an increase of $3.9 million. The increase was primarily attributable to higher personnel-related costs of $3.2 million as we expanded our global sales and marketing teams to support our increased revenue, $0.4 million of higher travel costs due to increased headcount and less restrictive COVID-19 travel protocols, and $0.3 million in increased marketing activities related to our revenue growth.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $16.6 million, compared to $9.6 million for the nine months ended September 30, 2021. The $7.0 million increase was primarily due to an increase of $3.3 million in personnel expenses due to higher headcount, including additions to our executive leadership team and costs related to our Eton acquisition, as well as higher stock-based compensation expense of $1.3 million. Insurance cost is higher by $0.9 million related to being a publicly traded company, facilities expenses and other costs increased $0.7 million due to higher headcount, professional services increased $0.6 million due to higher utilization of consultants and legal expenses, and $0.4 million in increased travel and other supplies and computer costs offset in part by allocation of $ 0.2 million

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2022 was a net expense of $1.7 million, compared to a net expense of $3.2 million for the nine months ended September 30, 2021. The decrease of $1.5 million was primarily due to the absence of a $1.5 million charge on the change in fair value of our derivative liabilities for warrants due to the completion of the IPO in June 2021. Loss on extinguishment of debt in 2022 and 2021 is $0.8 million and $0.6 million, respectively. The decrease is partly offset by the elimination of the contingent put option liability of $0.1 million related to the 2021 loan agreement being fully repaid and decreased interest expense of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement) and our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements). As of September 30, 2022, we had cash and cash equivalents of $24.7 million and short-term investments of $25.0 million.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(33,076)	$(24,259)
Net cash used in investing activities	(29,216)	(498)
Net cash provided by financing activities	4,402	121,096
Net (decrease) increase in cash	$(57,890)	$96,339

Operating Activities

During the nine months ended September 30, 2022, operating activities used $33.1 million of cash, primarily resulting from our net loss of $40.3 million, partially offset by non-cash charges of $5.5 million and changes in our operating assets and liabilities of $1.7 million. Non-cash charges consisted primarily of $2.5 million in stock-based compensation, depreciation and amortization expense of $1.5 million, amortization of our right-of-use operating lease asset of $0.8 million, and the loss on debt extinguishment of $0.7 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $4.8 million increase in deferred revenue related to the Pfizer Agreement, partially offset by a $2.0 million increase in accounts receivable and change in operating lease liabilities of $1.1 million.

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

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $29.2 million, consisting primarily of $71.5 million of purchases of short-term investments and $3.7 million of purchases of property and equipment, partially offset by $46.5 million of maturities of short-term investments.

During the nine months ended September 30, 2021, net cash used in investing activities was $0.5 million, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $4.4 million, consisting primarily of borrowings of $19.8 million from the issuance of debt under the 2022 Term Loan Agreement and $0.4 million received from the exercise of stock options and issuance of common shares pursuant to the ESPP, partially offset by $15.7 million related to the repayment and extinguishment of debt from the 2021 Loan Agreement.

During the nine months ended September 30, 2021, net cash provided by financing activities was $121.1 million, consisting primarily of net proceeds from our IPO of $112.5 million and from borrowings of $14.9 million from the issuance of debt under the 2021 Loan Agreement, partially offset by $6.1 million related to the repayment and extinguishment of debt from the 2019 Loan Agreement.

2021 Loan Agreement

On March 4, 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) as the lender (the 2021 Loan Agreement). Under the 2021 Loan Agreement, on March 5, 2021, we borrowed a $15.0 million senior secured term loan, the proceeds of which were used to repay all of our existing obligations under the 2019 Loan Agreement, with the remaining proceeds available for our working capital and general corporate purposes. Under the 2021 Loan Agreement, we had the option to elect to obtain a second term loan from SVB in a principal amount up to but not exceeding $5.0 million, provided certain revenue milestones are achieved. The 2021 Loan Agreement was terminated in August 2022 and was fully repaid.

In connection with the 2021 Loan Agreement, we issued to SVB a warrant to purchase a number of shares of preferred stock (the Preferred Warrant). The Preferred Warrant was exercisable into the number of preferred shares equal to approximately $0.2 million divided by the applicable warrant price. The Preferred Warrant was initially exercisable for Series A-1 convertible preferred stock at an exercise price of $3.61 per share. The Preferred Warrant also provided for the grant of additional shares upon the disbursement of an advance under the 2021 Loan Agreement. Such additional shares would be equal to 1.5% of the principal amount of the advance divided by the warrant price. The Preferred Warrant is exercisable at the original purchase price of the Series A-1 convertible preferred stock. When the Series A-1 convertible preferred stock in which the warrant would have been exercisable into converted into common stock, the warrant holder gained the right to exercise the warrant for such number of shares of common stock into which the preferred shares would have converted into had they been exercised prior to the conversion. The Preferred Warrant may be exercised at any time, in whole or in part. Unless previously exercised, the Preferred Warrant will expire on March 4, 2031. The Preferred Warrant was exercised in June 2021 in exchange for 51,409 shares of common stock.

The term loans bore interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The loans was secured by substantially all of our assets, other than our intellectual property. We agreed not to encumber our intellectual property assets, except as permitted by the 2021 Loan Agreement.

A final payment (the Final Payment) equal to $0.4 million was due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans. The Final Payment was being accrued through interest expense using the effective interest method.

The 2021 Loan Agreement also included customary indemnification obligations and customary events of default, including, among other things, payment defaults, breaches of covenants following any applicable cure period, material misrepresentations, a failure of the loans or the lender’s security interest in the collateral to have the priority as required under the 2021 Loan Agreement, a material adverse change as defined in the 2021 Loan Agreement (including without limitation as a result of a government approval having been revoked, rescinded, suspended, modified or not renewed), certain material judgments and attachments, and events relating to bankruptcy or insolvency. The 2021 Loan Agreement also contains a cross default provision under which, if a third party (under any agreement) has a right to accelerate indebtedness greater than $0.5 million, we would be in default of the 2021 Loan Agreement. During the continuance of an event of default, SVB may apply a default interest rate of an additional 5% to the outstanding loan balances, and SVB may declare all outstanding obligations immediately due and payable and may exercise other rights and remedies as set forth in the 2021 Loan Agreement and related loan documents. Acceleration would result in the payment of all outstanding loans, any default interest charged by the lender, all expenses of the lender and the Final Payment. The 2021 Loan Agreement was repaid in full and terminated in August 2022.

2022 Loan Agreements

On August 9, 2022, the we entered into (i) a Credit, Security and Guaranty Agreement (Term Loan) (the 2022 Term Loan Agreement), with MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), with MidCap Funding IV Trust.

The 2022 Term Loan Agreement provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the Revolving Credit Agreement. The term loans and revolving loans mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full our borrowings under the existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used be for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement, Tranche Two is available between January 1, 2023, and September 30, 2023, following our achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing. Subject to certain terms and conditions of the 2022 Term Loan Agreement, Tranche Three is available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Two and Tranche Three may be used for working capital and general corporate purposes.

The term loans bear interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the term loans is payable monthly in arrears on the first day of each month and at maturity. For the nine months ended September 30, 2022, the effective interest rate on outstanding borrowings was approximately 10.48%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The term loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three of the term, respectively. Once repaid, the term loans may not be reborrowed. We are also obligated to pay an exit fee equal to 4.5% of the outstanding principal amount of the term loans borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

We may borrow, repay and reborrow the revolving loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the revolving loans may be used for working capital needs and general corporate purposes. As of the September 30, 2022, no revolving loans were outstanding under the 2022 Revolving Loan Agreement.

The revolving loans bear interest at a floating rated based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the revolving loans is payable monthly in arrears on the first day of each month and at maturity. We are obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the 2022 Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

Our obligations and any future guarantors are secured by liens on substantially all of the our assets.

The 2022 Loan Agreements require the Borrowers to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

The 2022 Loan Agreements contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the 2022 Loan Agreements.

The 2022 Loan Agreements contain customary events of default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and a material adverse change default.

Upon the occurrence and during the continuance of an event of default under the 2022 Loan Agreements, the respective administrative agent, if requested by the respective lenders, may, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the applicable agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the applicable agreement. The 2022 Loan Agreements provide that, under certain circumstances, a default interest rate will apply on all obligations under such agreement during the existence of an event of default, at a per annum rate equal to 2.0% above the applicable interest rate.

We bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the condensed consolidated balance sheet. The estimated fair value of the contingent put option liability was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant .

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly with respect to research and development efforts related to our future products and our efforts to expand sales of current products and to commercialize future products. The timing and amount of our operating and capital expenditures will depend largely on:

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at September 30, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$2,226	$833	$658	$691	$44
Finance lease commitments (2)	18	18	—	—	—
Debt obligations (3)	27,482	1,698	5,061	20,723	—
Total	$29,726	$2,549	$5,719	$21,414	$44

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between December 2022 and November 2027. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of two pieces of equipment that expire between October 2022 and December 2022.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 8.37% per annum, which was the interest rate in effect as of September 30, 2022 and assumes no borrowings under Tranche Two.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of September 30, 2022, we had cash and cash equivalents of $24.7 million and short-term investments of $25.0 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash balance.

As of September 30, 2022, we had $20.0 million of borrowings outstanding under the 2022 Term Loan Agreement. Borrowings under the 2022 Term Loan Agreement bear interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. An immediate 10% change in the 30-day prime rate would not have a material impact on our debt-related obligations, financial position or results of operations. However, if interest rates continue to increase, our interest payments would increase as well and could have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2022 and 2021. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Vice President of Finance (VPF), or persons performing similar functions, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the VPF, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and the VPF have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and the VPF, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred net losses of $8.3 million for the period from March 8, 2019 through December 31, 2019, $18.0 million for the year ended December 31, 2020 and $39.0 million for the year ended December 31, 2021. We incurred net losses of $40.3 million and $16.6 million in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $105.6 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

▪
seasonal spending patterns of our customers;
▪
potential and other shortages, or increases in costs, of our product components or raw materials for existing and new products, or other disruptions to our supply chain;
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

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to timely introduce compelling new products and pursue new market opportunities that develop as a result of technological and scientific advances. The success of any enhancement to our existing commercialized products or introduction of new products depends on several factors, including timely completion and delivery, cost-effective development and manufacturing, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged introduction and overall market acceptance. We have experienced supply chain delays and increases in raw material cost for several of our products in development, including the BioXp 9600 system, that have caused delays in our commercial timelines. If we continue to experience these delays and increases in cost, growth in sales of the BioXp 9600 or other products could be further delayed. Moreover, any other new product that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.

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

Other than with respect to Eton, the growth of our operations has been organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

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

In late 2021, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, we became aware that certain of our products had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our BioXp systems, into certain countries, including Russia. In the past, we may have exported products prior to receiving these required authorizations. We believe that these potential violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2021. Commencing in late 2021, we took a series of corrective actions intended to remediate the effect of any unauthorized past actions, including submitting an initial notification of voluntary self-disclosure to the Office of Export Enforcement of the Bureau of Industry and Security as well as putting in place other internal actions to permanently stop supporting the use of our BioXp systems in sanctioned countries.

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

A third party with prior rights in a similar or identical trademark could challenge our use and registration of our trademarks and trade names by filing a trademark infringement court action or by seeking to block or cancel any registration for our trademarks through an opposition, cancellation, invalidity or other administrative proceeding. For example, Codexis, Inc. (Codexis), filed a complaint against us relating to our CODEX DNA name based on its rights in the CODEX and CODEXIS mark in the U.S. District Court, Northern District of California for federal and common law trademark infringement and unfair competition/false designation. Codexis sought injunctive relief, including that we cease all use of the term CODEX and any other trademark confusingly similar to the marks CODEX and CODEXIS and not apply for registration of or register the CODEX mark or any other mark confusingly similar to the CODEX or CODEXIS marks, transfer to Codexis all domain names and social media accounts/user names that include the term “codex” and pay damages (consisting of Codexis’ actual damages, a disgorgement of our profits and punitive damages as permitted by California common law) as well as attorneys’ fees and costs. Although we have reached a settlement agreement with Codexis, we may become subject to other similar litigation.

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

As of September 30, 2022, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 66% of our outstanding common stock in the aggregate, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Unregistered Sales of Equity Securities

None during the three months ended September 30, 2022.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-256644	3.2	5/28/21
3.2	Certificate of Amendment to the Registrant's Amended and Restated Certificate of Incorporation, filed November 7, 2022	8-K	001-40497	3.1	11/8/22
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-40497	3.2	11/8/22
4.1	Amended and Restated Investors' Rights Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2019	S-1	333-256644	4.1	5/28/21
4.2	Specimen common stock certificate of the Registrant	S-1	333-25644	4.2	6/14/21
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of March 4, 2021	S-1	333-25644	4.3	5/28/21
4.4	Description of the Registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934	10-K	001-40497	4.4	3/23/22
10.1#	Credit, Security and Guaranty Agreement (Revolving Loan)
10.2#	Credit, Security and Guaranty Agreement (Term Loan)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Telesis Bio Inc.

Date: November 9, 2022

	By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022

	By:	/s/ Brent M. Hunter
Brent M. Hunter
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)