Form 10-K
period 2022-12-31
Telesis Bio Inc.
filed 2023-03-22
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40497

TELESIS BIO INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1216839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10431 Wateridge Circle, Suite 150 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 228-4115

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TBIO	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $1.80 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $16.8 million. In determining the market value of non-affiliate common stock, shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 29,647,091 shares of common stock as of February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Annual Report), contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, expected research and development costs, regulatory strategy, timing, and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

▪
estimates of the synthetic biology market, market growth, and new market expansion;
▪
our future revenue, expenses, inflationary pressures, capital requirements and our needs for additional financing;
▪
our expectations regarding the rate and degree of market acceptance of our BioXp systems, BioXp kits and benchtop reagents;
▪
the ability of our products to facilitate the screen-design-build-test paradigm of synthetic biology;
▪
the size and growth of the synthetic biology market and competitive companies and technologies and our industry;
▪
our ability to manage and grow our business;
▪
our ability to develop and successfully commercialize new products;
▪
our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
▪
our ability to effectively manufacture our products;
▪
the performance of third-party manufacturers and suppliers and our ability to qualify second-source suppliers;
▪
the potential effects of government regulation and our compliance with these regulations;
▪
our ability to hire and retain key personnel and to manage our future growth effectively;
▪
our ability to obtain additional financing in future offerings;
▪
the volatility of the trading price of our common stock;
▪
the impact of local, regional, and national and international economic conditions and events;
▪
the impact of COVID-19 on our business;
▪
our expectations about market trends; and
▪
other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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

We use the Telesis Bio logo, BioXp, Gibson Assembly, RapidAMP, Vmax, CleanCap and other marks as trademarks in the United States and other countries. This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

Part I

BUSINESS

Overview

We are a leader in automated multi-omic and synthetic biology solutions focused on providing applications to enable researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA and short oligonucleotides, such as CRISPR guides, that are ready to use in many downstream synthetic biology enabled markets. Our solutions address the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of high-quality DNA and mRNA at a useable scale. A key part of our on-market solution is our BioXp systems, which are end-to-end automated workstations that fit on the benchtop or in the lab and are broadly accessible due to their ease-of-use and hands-free automation. We believe our BioXp systems and future product offerings can democratize synthetic biology by simplifying the process of building DNA and mRNA, preparing samples for next generation sequencing (NGS) and building on-demand CRISPR guides for gene editing, thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.

Synthetic biology and NGS involve the reading and writing of biological components within multiple markets, including:

▪
healthcare, to discover, develop and produce novel therapeutics and vaccines;
▪
agriculture, to improve crop yields and create novel food sources;
▪
technology, to potentially store and retrieve digital data using DNA; and
▪
various consumer markets.

Synthetic biology is enabled by numerous technologies that facilitate the screen-design-build-test paradigm of new or modified biological components. Any inefficiency across these four phases can create a bottleneck hindering the rapid iteration within product development.

Within the initial screening phase, multiple technologies are utilized to screen targeted material, one of those is NGS. If cost is prohibitive or workflows are too cumbersome, scientists cannot screen the number of target materials. If errors in manual work or a lack of resources exists, all downstream work in the build phase will be limited in scope.

In the build phase, the process of writing synthetic DNA or mRNA for an improved biological function is characterized by multiple, complex processes that involve numerous time-consuming and technical steps, including DNA synthesis, DNA assembly, DNA cloning, and DNA scale-up in E. coli with multiple DNA purification steps in between. In the case of mRNA, the process continues with additional technical steps including mRNA synthesis, mRNA modifications at each end and multiple mRNA purification steps. Currently, these processes are carried out in laboratories by highly skilled researchers using multiple kits, each designed to perform one or more of the technical steps. Whether in-house or through a contract research organization (CRO), existing solutions for building synthetic DNA and mRNA have deficiencies, for instance:

▪
inconsistent levels of fidelity of DNA and mRNA fragments reducing overall yields of usable material;
▪
inability to construct stretches of DNA and mRNA sequence that have particular features;
▪
inability to construct DNA and mRNA sequences above a certain size; and
▪
inability to produce the end product in sufficient quantities for downstream applications.

All of these limitations produce bottlenecks across the build phase, which have significantly hindered the ability of synthetic biology to deliver on its full potential.

We develop solutions to address the significant unmet need in the market for an approach that can automate, integrate, optimize and standardize the process for building synthetic DNA and mRNA. Our on-market and our planned solutions are comprised of the following:

▪
BioXp 3250 system: which we believe are the first commercially available push-button, walkaway, end-to-end automated workstations that empower researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time, with onboard NGS library preparation;
▪
BioXp 9600 system: a walkaway, higher throughput, next generation end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time, with onboard NGS preparation

▪
BioXp DBC: will be our first entry into delivering on-demand enzymatic DNA synthesis with design-to-endpoint-ready synthetic RNA in as few as 24 hours
▪
BioXp portal: a user-friendly online portal that offers an intuitive guided workflow and design tools for building new DNA sequences and assembling them into vector(s) of choice;
▪
BioXp De Novo kits: will contain all the necessary building blocks and reagents, including our proprietary Gibson Assembly branded reagents, for specific synthetic biology workflow applications;
▪
BioXp Select kits: offer customers the ability to use non-Telesis Bio DNA while using the BioXp system to perform synthetic biology workflow applications such as cloning, mRNA generation from plasmid and cell free amplification;
▪
BioXp Next Generation Sequencing kits: will contain all the necessary reagents to go from DNA or RNA to a sequencer-ready library;
▪
BioXp DBC kits: will contain all the necessary building blocks to go from a stock kit DNA to CRISPR guides in a single run;
▪
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system; and
▪
Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS): is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines.

We believe that our integrated BioXp systems, BioXp kits and the DBC platform, when launched, will represent the industry’s leading multi-omic molecular biology workflow automation solution and provide us with a first mover advantage in the rapidly growing synthetic biology market. As part of our continuing effort to improve the processes of synthetic biology, we are currently developing next-generation BioXp systems and BioXp kits with the goal of transforming rapid demand-response workflows in synthetic biology and consolidating supply chains and enabling global distributed manufacturing for discovery, pre-clinical and clinical applications.

Our vision is to empower researchers with the tools to build synthetic biology in their laboratory, without constraints. Our BioXp systems are intended to address the needs of the synthetic biology customer by providing an unmatched capability to rapidly synthesize high-quality DNA and mRNA. With future system releases and extensions, we plan to address the continuum of research needs across the central dogma of molecular biology by enabling cell-free production of high-quality synthetic DNA, mRNA and protein for the discovery, development and manufacturing of enabled products across a wide range of markets. We are strategically focused on providing workflow solutions for markets with high-value enabled products such as those in healthcare and technology.

We currently provide workflow solutions for the following areas:

▪
synthetic DNA for antibody and protein engineering of biologic drugs;
▪
synthetic DNA for genome editing;
▪
synthetic DNA for metabolic pathway engineering;
▪
immune monitoring;
▪
synthetic mRNA for infectious disease vaccine discovery and development;
▪
mRNA-based vaccines for precision medicine; and
▪
mRNA-based therapeutics.

We are currently developing workflow solutions for the following areas:

▪
global distributed manufacturing of vaccines; and
▪
synthetic protein for biologics discovery.

We have placed approximately 200 BioXp systems globally. As of December 31, 2022, our customer base was composed of 190 unique customers and included 105 unique biopharmaceutical companies in the world ranked by 2022 revenue, excluding affiliates of those companies.

Early Access Collaboration and Licensing Agreement with Pfizer

In December 2021, we entered into a Research Collaboration and License Agreement with Pfizer Inc. (Pfizer) pursuant to which we agreed to collaborate with Pfizer to further develop our novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. In December 2022 we achieved, and were paid for, the first technical milestone under that agreement. We are also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of our technology developed and licensed under the agreement.

Acquisition of EtonBio, Inc.

In November 2021, we completed the acquisition of EtonBio Inc. (Eton), a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical and biotechnology industries. Eton utilizes innovative techniques, sustainable practices and exceptional customer service to meet the research community’s need for high-quality DNA sequencing and oligo synthesis. Eton also markets DNA prep services and products such as antibodies, peptides and metabolism assay kits.

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

In its March 2022 report, BCC Research estimated that the global synthetic biology market was $5.9 billion in 2019 and projected that market to grow at a compound annual growth rate (CAGR) for 2021 to 2026 of 28.4%, reaching an estimated market size of $33.2 billion by 2026. Of this $33.2 billion market, BCC Research estimated that enabling technologies, such as our workflow solutions, represented an approximate $2.7 billion market opportunity in 2020, and it is growing at a CAGR of 28.5% to reach a forecast market value of $12.3 billion in 2026. Additionally, within this market, Transparency Market Research estimated that the in-vitro transcription template market (mRNA production) was $118 million in 2020 and is growing at a CAGR of 19.8%, reaching an estimated market size of $332 million by 2025.

Synthetic biology is particularly important in pharmaceuticals, as it allows companies to fully develop opportunity spaces for specific proteins. This is possible because the coding sequence for any particular protein can be mutated randomly and optimized using rapid DNA-synthesis formats. Synthetic biology tools can also be used to develop more efficient production systems for drugs, particularly antibiotics and vaccines. According to the March 2022 BCC Report, the estimated 2020 market for enabling products was worth $2.7 billion, and it is forecast to grow at a 28.5% annual rate to reach a market value of $12.3 billion in 2026.

Enabling products’ growth is being driven by the use of new gene-editing tools (e.g., CRISPR) for drug discovery and development, as well as the strong demand for DNA sequencing to verify the fidelity of edited DNA constructs.

The synthetic biology market falls into two broad sectors:

▪
Enabling technologies: The molecular biology methods (e.g., DNA sequencing, DNA synthesis, DNA assembly, molecular cloning, mRNA production, protein synthesis and expression, genome editing, and bioinformatics software for DNA sequence design and analysis) that employ molecular biology components (e.g., oligonucleotides, enzymes, buffers, vectors, and competent cells) to engineer higher value products that have new or improved utility from a DNA sequence “blueprint”.
▪
Enabled products: These are the end products and include, but are not limited to, therapeutics based on principles of antibody and protein engineering of biologic drugs, mRNA-based vaccines, genetic medicines (e.g. DNA and mRNA therapeutics), and sustainable foods and biofuels resulting from the use of synthetic biology, as well as DNA data storage solutions.

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

Synthetic biology is enabled by numerous technologies that facilitate highly-iterative experimental design. These technologies permit “reading” of the DNA code of a desired gene, engineering and synthetic construction of biological products using those blueprints, and testing of the constructed products to determine whether they perform in the desired manner. Once a DNA sequence is read, the gene of interest can be built or written from a pool of building blocks using molecular synthesis techniques. In addition, once a gene is read, researchers can redesign the gene to produce new and improved biological functionality, and then build the redesigned gene and analyze its activity in a fully biological system during a test phase. Reading is then used once again to confirm the DNA sequence that provides the desired function of the biological sample that was designed, built and tested. Reading and writing genes opens the door to a new synthetic biology paradigm for iterating on the screen-design-build-test phases and creates a powerful and flexible approach to developing a wide variety of enabled products, including mRNA-based vaccines and protein-based drugs. Decades of gene sequencing work and functional genetic studies to understand what genes do have produced a huge cache of content that researchers can use to design new or modified genetic material.

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

This new paradigm is characterized by four key steps— screen, design, build, test—which are continuously iterated to drive feedback into the design phase for the following iteration until the desired biological result is achieved. With DNA as the software of life, biologists can now write code like software engineers and write genes to perform as desired. The screen-design-build-test synthetic biology paradigm begins with the DNA sequencing or reading of a biological sample, providing a “blueprint” for the design phase. The outcome of the design phase is a DNA sequence that is chemically synthesized in the build phase and, as necessary, converted to mRNA or protein. The outcome of the build phase is synthetic DNA, mRNA or protein, which can then be readily assayed for desired function in the test phase.

Under the current paradigm, DNA readers are integrated within the build and test phases to confirm the blueprints are being generated as expected in the build phase for quality control and to identify the DNA sequence of the optimal blueprint discovered in the test phase. If the outcome of the test phase is that further optimization is desired, the process is iterated again, starting at the design phase. This screen-design-build-test paradigm highlights the importance and opportunity for products and technologies focused on enhancing the speed and scale of the design phase. This efficiency can be accomplished by placing scalable platform technologies for reading and writing in close proximity.

The Build Phase for Synthetic DNA and mRNA

Any inefficiencies across the screen, design, build, or test phase can create a bottleneck in the highly-iterative screen-design-build-test paradigm. This especially holds true for the build phase as the process of “writing” synthetic DNA for an improved biological function is characterized by multiple, complex processes that involve numerous time-consuming and technical steps, including (1) DNA synthesis; (2) DNA assembly; (3) DNA cloning; and (4) DNA scale-up in E. coli.

Figure 1: The Build-Phase

Writing synthetic DNA

1.
DNA synthesis: DNA is made from four molecular building blocks called nucleotides: adenine (A), cytosine (C), guanine (G) and thymine (T). These closely related molecules form long linear chains consisting of thousands or more nucleotides. In the same way that the “zeroes” and “ones” in digital code can instruct a machine or other computer code to act, the specific order of nucleotides in a strand of DNA imparts the information for an organism to make proteins, which ultimately control the chemical reactions that enable cellular function.
▪
The first step towards building synthetic DNA begins with determining the precise sequence of nucleotides of the gene to be synthesized. Computational tools are typically employed to modify, in silico, the sequence of the gene to achieve the desired improvement in biological function.
▪
Next, due to challenges in synthetically manufacturing long sequences of DNA, various bioinformatics tools are used to break the desired in silico DNA sequence into short, overlapping pieces of approximately 60 nucleotides in length.
▪
The in silico “blueprints” for the desired DNA fragment or gene are then converted into the physical pieces of DNA. To do so, each nucleotide of the desired short gene fragment specified in the blueprints is chemically synthesized and linked together to form oligonucleotides.
2.
DNA assembly: During this process, overlapping oligonucleotides are “stitched” together using a complex series of chemical reactions, using enzymes, salts and buffers. These reactions are performed at various temperatures for a large number of cycles until the desired synthetic gene fragment or gene has been assembled.
3.
DNA cloning: The resulting synthetic DNA product is typically combined with a DNA vector, which is a circular piece of DNA that acts as a vehicle to transport synthetic DNA fragments or genes, to create a recombinant DNA product for introduction into a host organism. Most commonly this host organism is E. coli, and it will easily grow into a large population for purposes of producing more of the desired synthetic DNA fragment or gene product.
4.
DNA scale-up in E. coli: E. coli cells containing new DNA are plated on Petri dishes, and after a period of growth will result in individual colonies. The colonies of E. coli are placed in growth medium and incubated to produce a culture of cells containing the cloned vector. The synthetic DNA is isolated from the cultured cells, and is purified and further processed for DNA sequencing and then analyzed with DNA design tools. Introducing the recombinant DNA product into E. coli serves two purposes: first, the methodology filters out intended DNA sequences from unintended DNA sequences that arise from chemical synthesis of oligonucleotides, which is an imperfect process; and second, it permits exponential scaling up of the amount of synthetic DNA to meaningful quantities for use in downstream applications.

Writing synthetic mRNA

Recently, the building of mRNA has emerged as a highly attractive system for the development of both therapeutics and vaccines, with hundreds of such projects currently in various stages of development. The Moderna and Pfizer COVID-19 vaccines approved by the FDA are both mRNA products. Like DNA, mRNA takes the form of long chains of nucleotides. mRNA transports the instructions encoded in DNA to downstream molecules for molecular “fulfillment” of protein synthesis, in essence acting as DNA’s messenger.

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

1.
In vitro transcription: The cloned, circular synthetic DNA template is linearized and incubated in an enzymatic reaction containing all the components necessary to turn the synthesized DNA template into the desired mRNA that is then purified.
2.
5’ capping: The mRNA is then further processed to include a “cap” at its 5’ end to improve its efficiency as a driver of protein production within cells. The mRNA is then purified once more.
3.
3’ tailing: The capped mRNA then has a poly A tail added at the 3’ end to stabilize it and prevent its degradation and is then purified once more.
4.
mRNA purification: The synthetic mRNA is treated with a DNase enzyme to remove any residual DNA template that may interfere with downstream applications and is then purified one final time.
5.
mRNA formulation: The mRNA is then formulated by adding carrier molecules (e.g., lipid nanoparticles) to permit its delivery into cells.

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

Currently, the process of writing synthetic DNA or mRNA for an improved biological function is carried out in laboratories by highly skilled researchers using multiple kits, each designed to perform one or more of the technical steps. Depending on the length and complexity of the desired synthetic DNA or mRNA product, the process may involve hundreds of manual steps, require numerous different kits and take days, weeks or months to complete. As an alternative solution, many, but not all, of these steps can be outsourced to a molecular biology CRO for completion, shifting those challenges from the end user to the CRO. However, outsourcing poses additional limitations, including lack of workflow control, unpredictable timelines and security issues. Ultimately, this reduces the amount of rapid iteration and refinement by the researcher since multiple screen-design-build-test cycles are often needed to optimize the synthesized DNA or mRNA.

Key limitations within the build phase of the synthetic biology paradigm lengthen time to market for a wide array of innovative products within the healthcare, consumer, agriculture and technology markets. Build iterations can take days, weeks or months, depending on project type, using conventional methods with either in-house manual kit-based processes or by outsourcing portions of the project to a CRO. In either case, the key limitations of the build phase include the following:

▪
long project timelines resulting from non-scalable, manual processes, or the need to use multiple suppliers or CROs. The turn-around-times from CROs differ widely, and the process, depending on the complexity of the product ordered, ranges from days to months. Some CROs will not accept certain projects due to their inherent difficulty. In addition, there are fewer CROs that produce mRNA at scale and limited in-house kit solutions for generating synthetic mRNA starting from DNA sequences;
▪
inconsistent quality and performance resulting from supply chain constraints or the use of different kits if performed in-house, or resulting from using different CROs with inconsistent protocols;
▪
lack of data standardization across a project or organization which limits predictability and reproducibility;
▪
partial order fulfillment due to variations in project acceptance criteria, such as DNA sequence complexity;
▪
lack of workflow control and timing of project integration into parallel programs; and
▪
difficulty in controlling intellectual property and security concerns around sensitive DNA designs potentially becoming exposed to security vulnerabilities during transfer. Researchers would prefer to control their intellectual property, particularly within biopharmaceutical companies where hundreds of millions of dollars are spent on the development of proprietary DNA sequences.

Existing solutions for writing synthetic DNA and mRNA are insufficient.

The current processes for building synthetic DNA have several significant limitations including:

▪
inconsistent levels of fidelity of DNA fragments resulting from DNA synthesis errors, thereby reducing overall yields of usable material;
▪
inability to construct some stretches of DNA sequence that have particular features, such as extreme imbalances in nucleotide content (%G+C vs. %A+T) and repetitive sequences;
▪
inability to construct DNA sequences above a certain size; and
▪
inability to scale the material to a suitable yield such that it is usable in downstream applications.

The current processes for building synthetic mRNA have the same inherent limitations as building DNA since the construction of synthetic DNA is a prerequisite for making mRNA. In addition, there are several other key challenges including:

▪
the handling requirements of the mRNA products, which are highly unstable and susceptible to rapid degradation;
▪
the multi-step processes involved in producing purified, biologically active mRNA; and
▪
scaling the mRNA to high yields from DNA templates.

These limitations produce bottlenecks across the build phase, which have significantly hindered the ability of the synthetic biology paradigm to deliver on its full potential. This inefficiency has created a significant unmet need in the market for an approach that can automate, integrate, optimize and standardize the process, and thereby enhance the speed, predictability and reproducibility of the screen-design-build-test paradigm.

The Telesis Bio Solution

Our solution, which leverages our industry-standard Gibson Assembly method, is aimed at addressing the bottlenecks across the build phase in order to accelerate the screen-design-build-test paradigm. Key to our solution is our BioXp system, an end-to-end automated system for synthetic biology that fits on the benchtop and is broadly accessible due to its ease-of-use and hands-free automation. We have developed and commercialized two versions of the BioXp system, the BioXp 3250 system and the higher-capacity BioXp 9600 system. We believe our BioXp systems can democratize synthetic biology by making the build phase broadly accessible in terms of simplicity, accelerating applications and workflows, and greatly facilitating development of novel high-value products across a wide range of synthetic biology enabled markets. Our BioXp systems empower users to rapidly, accurately and reproducibly create high-quality synthetic DNA and mRNA that is ready for use in many downstream synthetic biology workflows.

Our solution is designed to offer the following benefits:

▪
Consolidation of the build phase within a single end-to-end automated system: We provide researchers all the hardware, software, materials and methodologies required to rapidly and accurately design and build large quantities of synthetic DNA and mRNA. Our BioXp systems reduce the turnaround time for such workflows to days or hours. Moreover, researchers no longer require multiple vendors to complete such workflows, eliminating related bottlenecks. We believe that using our BioXp systems save significant time and potentially accelerates time to market for critical products.
▪
Increased speed and scale: Our BioXp systems have the capacity to parallel process as many as 96 samples at once within an 8 to 24-hour period, depending on the BioXp system and kit being used. They also have the capacity to generate high quality and diverse libraries with short lead times, allowing innovation to be maintained in-house.
▪
Capacity to construct a wide array of product formats: Our BioXp systems were designed such that future applications would not require hardware upgrades but only software upgrades that could be installed remotely. This feature has facilitated new product development efforts to enhance current product specifications and to develop new kits that extend beyond the production of synthetic DNA. For example, since the BioXp systems were launched, new scripts have been developed to produce larger gene products, cell-free amplification of cloned DNA, and production of synthetic mRNA. Likewise, new scripts are currently being developed to enhance the mRNA product offering, allow for new entry points into the workflow, and to prepare NGS libraries for DNA sequencing. This capability provides substantial time-to-product and workflow control advantages for customers and gives them the flexibility to select the workflows that meet their unique needs.
▪
Ability to construct larger and more complex DNA and mRNA sequences: Our BioXp systems use proprietary protocols developed for robust DNA synthesis, assembly, and cloning enabling the construction of genes, mRNA, and clones across a wide range of sizes and complexity.
▪
Industry-leading quality and performance: Our BioXp systems use a proprietary two-step error correction process to generate high-quality synthetic genes every time. When compared to certain of our competitors, we have observed a 2.74 fold increase in sequence precision.
▪
Enhanced productivity: Our BioXp systems create finished DNA products in as few as eight hours. In addition, it includes protocols for the cell-free amplification of cloned DNA, obviating the need to use E. coli, reducing the time to product by days or even weeks. Altogether, we believe that this could represent at least a 20-fold productivity increase through accelerated iterations of the screen-design-build-test paradigm. Ultimately, product development cycles are accelerated because the desired biological results are identified more quickly.
▪
Protection of proprietary vectors: Our BioXp systems permit our customers to maintain their proprietary vectors on site, protecting their intellectual property throughout their entire development lifecycle.

▪
Flexibility to use wider array of DNA to synthesize mRNA: Our BioXp systems are enabled to allow a customer to “open” the system and use its own plasmid DNA to produce mRNA overnight with the push of a button.

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

BioXp 3250 system

Our BioXp 3250 system was launched in September 2020, replacing the legacy BioXp 3200 system. We believe that it was the first commercially available fully automated benchtop instrument that enables numerous synthetic biology workflows by providing a turn-key, end-to-end solution for generating synthetic DNA and mRNA starting from DNA sequence. Through a combination of increased throughput and scale and reduced hands-on time, we estimate that the BioXp 3250 system offers the potential to significantly enhance productivity several fold, accelerating the development of critical new products in enabled markets. The BioXp 3250 system accelerates the screen-design-build-test phases of the customer’s product development cycle by enabling rapid, automated synthesis of genes, clones, variant libraries and mRNA. Unlike traditional approaches that can take days, weeks or months, the BioXp 3250 system achieves these workflows in a single run, which can be completed in 8 to 24 hours

Figure 2: BioXp 3250 system

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

BioXp 9600 system

In September 2022, we released our BioXp 9600 system. We believe this fully automated, high-throughput benchtop instrument for synthetic biology workflows can enable scientists to overcome inefficiencies in their workflows which limit their discovery.

This next-generation high-throughput platform is designed to revolutionize synthetic biology workflows and further accelerates the screen-design-build-test process of research and discovery by building biology overnight and at the push of a button. The fully-automated BioXp system enables scientists to overcome process limitations created by the turnaround time, cost or complexity of alternative means of building or acquiring DNA and mRNA. The BioXp system provides overnight, automated synthesis of genes, clones, DNA libraries and mRNA, enabling users to more tightly integrate screen, design and build cycles, driving greater productivity and reducing time to answer.

Figure 3: BioXp 9600 system

Commercialized kits for the BioXp 3250 system and the BioXp 9600 system

BioXp De novo kits contain all the requisite Gibson Assembly branded reagents and allow our BioXp system to perform the steps required to produce various DNA and mRNA products designed for a range of synthetic biology applications.

▪
BioXp de novo DNA fragment synthesis kit. Contains all the Gibson Assembly reagents necessary to make error-corrected, de novo synthetic genes of up to 1.8 kb in length.
▪
BioXp de novo DNA cloning kit. Contains all the Gibson Assembly reagents necessary to make error-corrected, de novo synthetic genes of up to 7.2 kb in length using a standard made-to-stock vector.
▪
BioXp de novo DNA cloning and amplification kit. Contains all the Gibson Assembly reagents necessary to amplify error-corrected genes cloned into either a made-to-stock or customer vector, to make an average of 10 micrograms of DNA per sample.
▪
BioXp de novo DNA library synthesis kit (site saturation scanning). Libraries with specific mutations distributed over the sequence space to achieve the desired diversity.
▪
BioXp de novo DNA library synthesis kit (alanine scanning). Libraries with varied single, contiguous amino acid sites, including site-saturation and alanine scanning libraries.
▪
BioXp de novo DNA library synthesis kit (combinatorial). Libraries with varied, multiple non-contiguous amino acids sites using degenerate bases to optimize protein binding and function.
▪
BioXp de novo mRNA synthesis kit. Contains all the Gibson Assembly reagents necessary to make biologically active synthetic mRNA samples using de novo synthesized, error-corrected gene fragments (mRNA template) of up to 1.8 kb in length.
▪
BioXp Select mRNA synthesis kit. Enables customers to synthesize purified capped and tailed mRNA between 0.4-10kb. The kit contains all the necessary reagents for on-demand synthesis of mRNA using a linear DNA template generated with a plasmid or PCR product for transcription.

By incorporating these application-specific BioXp kits into our BioXp systems, we are able to provide simple, push-button, walkaway, end-to-end automation of important synthetic biology workflows. We believe our products enable unrivalled time-to-product, quality, and workflow control advantages for our customers.

Our benchtop reagents

We also offer benchtop reagents that are synergistic with our BioXp systems and BioXp kits to accelerate the build phase of the screen-design-build-test synthetic biology paradigm.

▪
Gibson Assembly HiFi and Ultra kit. Contains all the reagents necessary to simultaneously assemble as many as 10 DNA fragments into a vector to produce a final product that is several hundred kilobase pairs in length.

▪
Gibson Assembly RapidAMP kit. Contains all the reagents necessary to simultaneously assemble and clone DNA using Gibson Assembly, and then amplify the resultant product to produce an average of 10 micrograms of DNA per sample.
▪
Vmax X2 cells. Transformation-ready competent cells for introducing plasmids for protein expression applications.

Our products in development

As part of our continuing effort to improve the processes of synthetic biology, we are currently developing next-generation automation systems and BioXp kits with an aim to radically transform rapid demand-response workflows in synthetic biology by consolidating supply chains and enabling global distributed manufacturing for both discovery and clinical applications. Our ultimate goal is to build what we describe as the Digital-to-Biological Converter (DBC). The DBC’s approach would begin not with oligonucleotides, which can take days to procure, but with DNA sequence data. The system we envision would take data and produce synthetic genes, or even convert those automatically into mRNA or protein. This would enable the “sequence-in, vaccines-out” concept that could replace the months-long manufacturing processes required today with a process that can be carried out in a matter of days.

Workflow Solutions for Synthetic Biology Enabled Markets

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

Figure 4: Our automated DNA and mRNA solutions for synthetic biology enabled workflows

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

1.
Synthetic DNA for genome synthesis and engineering. DNA synthesis has become a fundamental tool throughout genetic research with increasing demand from scientists who are continuously looking to incorporate synthetic DNA into new cell-based discovery and production workflows. Addressing this growing demand requires the ability to quickly make large high-quality DNA molecules comprising entire gene sequences. Traditional molecular cloning and gene editing steps are tedious, manual in nature and require cellular transformation, which can take three to four weeks. Moreover, in addition to being time-consuming, classic genome engineering and DNA assembly techniques are limited in the size and complexity of constructs that can be engineered.

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

2.
Synthetic DNA for genome editing. CRISPR-powered genome editing has enabled significant improvements in the ability to fine-tune genomes. Originally discovered as an mRNA-based adaptive immune response in E. coli, the CRISPR/Cas9 system contains both guide mRNA for sequence-specific targeting and a Cas9 endonuclease that removes foreign DNA and allows integration of synthetic DNA into the host genome. That synthetic DNA is designed to specifically target a region in the host genome and make alterations (e.g. add genes, remove genes, correct mutations).

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

3.
Synthetic DNA for metabolic pathway engineering. Metabolic engineering involves reconstructing and optimizing biosynthetic pathways in model organisms, creating robust “cellular factories” designed to carry out a specific task. Pathway modifications typically rely on recombinant or novel genes or gene circuits. Using recombinant or novel genes or gene circuits, metabolic pathways are modified or introduced into genomes of microbe hosts like E. coli or yeast. These genetically engineered hosts are routinely employed to more effectively produce valuable biomolecules for a variety of biomedical, industrial and research applications.

BioXp system benefits: With the gene synthesis capabilities of our BioXp system and the complex genetic circuitry made possible with Gibson Assembly technology, we are able to improve the speed and accuracy of metabolic engineering for even the most complex genetic circuitry.

4.
Synthetic DNA for antibody and protein engineering of biologic drugs. Biologics-based (e.g., antibody or protein) discovery of novel therapeutics is one of the most important areas of research for improving medical advances through engineering of antibodies or other proteins for cancer treatment, infectious diseases and inflammatory or autoimmune disorders. Monoclonal antibodies, antibody-drug conjugates, single-domain antibody variants, chimeric antigen receptor T cells (CAR-Ts) and T cell receptors (TCRs) have become invaluable therapies due to their robust recognition of targets and relatively lower side effects compared to traditional small molecule therapies.

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

Customers are increasingly using our BioXp kits for variant libraries to accelerate the screen-design-build-test phases for their antibody screening and optimizations stages. Specifically, we believe that utilizing libraries on the BioXp system across library synthesis, affinity maturation and codon optimization workflows accelerates research by improving productivity and reducing the time and costs associated with certain drug discovery and development programs. Additionally, we believe, with our broad menu and wide selection of library types, including combinatorial, scanning and custom libraries, we provide flexibility in antibody screening and optimization analysis to serve different needs (e.g., stability, epitope optimization) at various points in the workflow. Furthermore, these libraries are synthesized with our proprietary error-correction technology, resulting in high-fidelity genes.

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

BioXp system benefits: Our BioXp system provides an accelerated path for antibody and pathway engineering workflows and compared to comparable competing services, we estimate a reduction in build phase time by over 70%. A key part of the accelerated timeline is the BioXp system’s ability to deliver up to 96 libraries in 8 to 24 hours once the reagents are received, compared to the traditional method, which, depending on the method used, can take days or weeks. We believe adopting the BioXp system into the antibody or protein engineering workflow often results in the increased generation of validated leads.

5.
Immune monitoring. Immune monitoring for patients receiving cancer immunotherapy is vital for understanding the process and efficacy throughout the course of the treatment. Characterizing the immune status for insights into the therapy’s potential is essential, particularly in patients who are receiving novel immune-modulating therapies. Speed and efficiency of immune assays allow for real-time feedback and the ability to be agile in a patient’s treatment regimen.

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

Synthetic mRNA Application Workflows

With the BioXp systems, scientists can perform rapid, high-throughput synthesis of biologically active mRNA in a hands-off, automated fashion within 24 hours once the reagents are received. Our BioXp systems are able to fully automate mRNA synthesis for the research market and offers what we believe to be a comprehensive value proposition that includes reduced turnaround time from weeks to days, enhanced quality and complete workflow control. Our solutions allow customers to address many target applications across multiple market segments.

1.
Synthetic mRNA for infectious disease vaccine discovery and development. The need for rapid vaccine development in response to emerging pathogens has become increasingly clear during the COVID-19 pandemic. However, vaccine manufacturing is consistently complicated for manufacturers, regulators and public health officials, especially for endemic viruses (e.g., influenza), where manufacturers must adjust the vaccine to counter the virus’ constant antigenic variation. To start a new influenza vaccine manufacturing campaign, a key material, the vaccine seed virus, must be changed frequently to match circulating strains in order to track the virus’ antigenic evolution. The existing systems for accomplishing vaccine strain changes have required the shipment of viruses and other biological materials around the globe, which have caused delays in vaccine availability. Existing systems have also used legacy techniques such as egg-based virus cultivation, resulting in vaccine mismatches.

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

BioXp system benefits: We believe our end-to-end solution for the rapid and accurate production of cell free synthetic DNA and mRNA, when combined with our BioXp protein kit that is currently in development, positions the BioXp system for rapid adoption within high-growth vaccine and therapeutic markets, as it allows for the acceleration of product development cycles by addressing critical bottlenecks. This is especially important for infectious disease vaccine development, such as for influenza, where the key bottleneck is the lack of quick strain screen-design-build-test cycles close to flu season that makes vaccine response unpredictable.

2.
mRNA-based vaccines for precision medicine. Neoantigens, or tumor mutated specific antigens, are major tumor rejection antigens, allowing tumors to activate the immune system and induce an efficient anti-tumor response. As personalized medicine for cancer therapeutics ramps up and becomes more feasible and affordable, individual patient neoantigen development is increasingly important. Identification of these neoantigens has greatly improved with recent advancements in deep sequencing and bioinformatics technologies. Gene synthesis and mRNA production then allow for these predicted neoantigens to be synthesized and tested for T cell reactivity, differentiating true immunogenic neoepitopes from putative ones. Since patients’ mutated antigens are largely unique to the individual, speed is one of the most important goals in identifying and verifying true neoantigens for induction of the T cell-mediated immune response.

BioXp system benefits: The BioXp system’s on demand high-throughput gene and mRNA synthesis and flexible cloning into a variety of vectors allow for quick screening and development of the best personalized cancer treatments. In addition, our Gibson Assembly RapidAMP cloning and amplification process avoids the use of E. coli, thus eliminating endotoxin contamination and unwanted immunogenicity.

3.
mRNA-based therapeutics. With COVID-19 vaccines leading the way, mRNA has become one of the more promising classes of therapeutics and is being validated by key industry players (e.g., Avantor, Inc., Moderna, Inc., and Maravai LifeSciences Holdings, Inc.) and emerging mRNA delivery companies (Precision NanoSystems Inc., Nutcracker Therapeutics, Inc.). Monoclonal antibody-based drugs require complex production and purification processes and aberrant post-translational modifications of the antibody are a problem. An mRNA-based approach is a possible solution, whereby the genetic information of the antibody, not the antibody itself, is delivered. Transient gene transfer aims at administering the mAb-encoding nucleotide sequences in DNA or mRNA form, rather than the mAb protein itself, directly to patients. This allows for the in situ production of biologicals in a cost- and labor-effective manner, potentially for a prolonged period of time. Although past research has been mainly focused on the development of plasmid DNA, the limitations associated with these “classical” approaches and the recent improvements in stability and translatability of in vitro transcribed (IVT) mRNA have recently led to an increased interest in mRNA as a delivery vector. In addition to safer pharmaceutical properties, such as no risk of genome integration, the transient expression of mRNA-encoded antibodies enables a more controlled exposure, with more protein production during peak expression compared to plasmid DNA.

BioXp system benefits: Our BioXp system can be used to rapidly produce small-scale, biologically active mRNA for accelerated iteration of the screen-design-build-test paradigm for the identification of therapeutic candidates. In addition, a wide menu of on demand automated library synthesis enables the customer to further speed up iterative screen-design-build-test paradigm during the drug discovery and development continuum. When library synthesis is used in combination with mRNA production, we estimate that a customer can reduce turnaround times by weeks or months when using the BioXp system for screening and optimizing the mRNA products that have the most desirable pharmaceutical properties.

4.
CleanCap technology benefits: In July 2021, we signed a licensing and supply agreement with TriLink Biotechnologies, part of Maravai LifeSciences Holdings, Inc., for its industry-leading CleanCap technology. We integrated the mRNA capping technology into our suite of automated mRNA synthesis kits for the BioXp system. Together, the technologies are expected to increase productivity and yields for mRNA synthesis workflows, potentially opening the doors for a broader range of downstream therapeutic and vaccine applications.

Our Technology

Our systems are powered by many key innovations that provide unparalleled capabilities, notably:

Gene synthesis

Our robust gene synthesis process is proprietary and enables the simultaneous assembly of hundreds of oligonucleotide pools of up to several thousand kilobase pairs in length, including a wide range of complexity (e.g., 20-70% GC content, repetitive DNA sequence). Our proprietary error-correction process produces high-quality synthetic DNA sequences from beginning to end. BioXp gene synthesis kits leverage this proprietary gene synthesis technology, which involves:

▪
the design of single-stranded oligonucleotide sequences comprising a DNA sequence, and novel chemistry and thermal cycling parameters for the robust assembly of those chemically synthesized oligonucleotides into long double-stranded DNA products; and

▪
a two-step error-correction process where error-containing DNA products are removed through a combination of a mismatch-specific endonuclease working in concert with an exonuclease.

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

Library synthesis

Our robust gene synthesis technology enables the construction of several DNA variant library types including:

▪
scanning libraries with varied single, contiguous amino acid sites, including site-saturation and alanine scanning libraries;
▪
combinatorial libraries with varied, multiple non-contiguous amino acids sites using degenerate bases to optimize protein binding and function; and
▪
targeted libraries, with specific mutations distributed over the sequence space to achieve the desired diversity.

Our library synthesis technologies are powerful tools for manipulating protein structures for optimization studies in biologics discovery, protein engineering and several other disciplines. This technology is included in our BioXp library kits and enables the BioXp systems to generate as many as 96 libraries per instrument in a single 8 hour run, with each library containing an amino acid diversity as high as 10 to the 10th power.

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

Figure 5: Gibson Assembly technologies for DNA assembly

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

▪
accelerated screen-design-build-test cycles;
▪
endotoxin-free DNA products;
▪
an alternative to amplification strategies that fail due to biological reasons within host organisms; and
▪
propagation of DNA without unwanted vector elements.

Figure 6: Gibson method for cell-free DNA production

System engineering and automation

The BioXp systems contain fluid processing and precise thermal control to run all applications, including the synthesis and scale-up of DNA and mRNA. The proprietary and highly reliable automation components of the BioXp system include patented thermalcycler technology and sample handling and sealing devices. Significant software development has resulted in an easy-to-use interface with robust diagnostics and error detection as well as remote access capability to quickly address any issues. Key features of the BioXp systems include:

▪
a high precision patented thermalcycler for precise control of thermal cycling parameters;
▪
a high precision fluid handling system for accurate transfer and mixing of reagents;
▪
a high reliability 5-axis motion control system for accurate positioning;
▪
an integrated camera system for confirmation of proper loading and reading barcodes on the components of BioXp kits;
▪
a touchscreen interface and integrated computer processor, which allows for simple, intuitive operation;
▪
internet connectivity enabling custom scripts to be loaded for each customer’s needs, post-run data to be retrieved and remote service/updates to be performed;
▪
a proprietary sample handling system that allows movement of samples throughout the process; and
▪
a flexible system design that anticipates development of new protocols to continue collapsing customer workflows.

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

Vmax host cell engineering

Vmax is an engineered form of Vibrio natriegens, which, under optimal conditions, has the fastest known growth rate of any non-pathogenic organism. Vmax has high-value applications in research and commercial production. Many high-value pharmaceuticals, industrial enzymes and chemicals are currently made in bacteria such as E. coli. We aim to improve the manufacturing of these products with Vmax, especially the high-value biologics. We have also developed, but not commercialized, an advantaged Vmax strain and reagents for molecular cloning (Vmax C1) and have developed an advantaged Vmax strain for protein expression (Vmax X2) applications. We believe that over time Vmax could be capable of challenging the dominance of the prevailing E. coli cell-based production systems that are used to produce many high-value pharmaceuticals, industrial enzymes and chemicals. We plan to monetize Vmax cell lines through arrangements with biopharmaceutical companies.

Research and Development

Our research and development team has been at the forefront of discovery and development of synthetic biology workflows for over 18 years, including more than 10 years of experience automating many of those processes. We believe that this experience gives us industry-leading know-how, intellectual property and time-to-market advantages with respect to new products. We have specific and valuable experience and knowledge related to problem solving and have a deep knowledge of applicable synthetic biology research and development methodologies. We have particularly strong technical core competencies related to constructing large and complex strands of DNA and automating synthetic biology applications across multiple end-to-end workflows.

The overarching goals of our research and development programs are to continue to bring new technologies to market that address the most pressing questions in synthetic biology solutions. Our research and development department hosts the key proprietary synthetic biology tools and technologies, with applications across a wide variety of industries, sponsors research and development efforts to apply those tools and develops new opportunities. To this end, we plan to focus our research and development efforts on the following areas:

▪
Strategic partnerships: We focus partnering efforts in the areas of mRNA vaccines, biologics discovery and cell engineering validating our technology systems.
▪
New capabilities and solutions for our current BioXp systems: We continue to expand the applications and workflows available on our BioXp platform to bring increased utility and value to our customers. We are developing workflows and reagent kits for the BioXp, branded as BioXp Select, that will allow customers to start with plasmid and linear DNA from other sources and perform cloning, cell-free amplification, and mRNA synthesis on our platform. We are also developing NGS workflows and reagent kits to enable customers to generate NGS libraries for Plasmid-seq, RNA-seq, and whole-genome workflows on our existing platforms, and expect to launch a separate platform targeted at this market. Finally we are developing the first commercial DBC platform and a kit that we anticipate will enable same-day CRISPR gRNA synthesis at the benchtop.
▪
DMT synthesis technology: We are developing a purpose-built DMT oligonucleotide synthesis platform that will form the basis of our internal oligo manufacturing process. This platform is a high-throughput small-scale DMT synthesizer that will be used internally to enable significant cost-reduction of the key starting materials for BioXp De novo kits.
▪
New workflow solution-focused products: In the near-to-medium term, our primary focus is on perfecting our enzymatic DNA synthesis reagent solution, which we refer to as SOLA. Once developed, this technology will be integrated into the

BioXp 9600 system as the front-end system for the on-demand enzymatic DNA synthesis manufacturing of synthetic DNA, which can also serve as a template for making other biological materials such as guide RNA, mRNA and proteins.

As of December 31, 2022, we employed 37 employees in R&D, primarily located in San Diego, California. The R&D team consists of two groups, a scientific team and an engineering team, with 19 and 18 employees, respectively.

▪
Scientific Team: Nineteen experienced scientists, approximately 53% of whom hold a Master’s degree and 53% of whom hold a Ph.D. The majority of the scientists are molecular biologists with vast experience in building new technologies related to benchtop and automation procedures for DNA sequencing and synthetic biology workflows. The team is led by Dr. Daniel Gibson, who is responsible for some of the foundational discoveries in synthetic biology, including the Gibson Assembly method
▪
Engineering Team: Eighteen personnel with expertise in software, fluidics, mechanical, electrical and embedded firmware development in both RUO and good manufacturing practice (GMP) environments. The team has decades of experience in applications of state-of-the-art engineering designs and solving complex systems for laboratory and medical devices. They are experts in translating the latest molecular biology workflows into reliable, repeatable robotic fluid handling steps processed under precise temperature controls.

Manufacturing

We currently utilize single-source third parties for assembly of key components of our BioXp instruments and other suppliers to provide key reagents. We have identified a list of our single-source suppliers for key reagents and have started to identify and validate new second-source suppliers for those key reagents. Having dual sources for certain of our raw materials will reduce the risk of a potential production delay caused by a disruption in the supply of a critical raw material or component. Our mitigation plans for these single-source key reagents is to have six to twelve months of safety stock inventory on hand as we qualify new second-source suppliers. For the key reagents where we cannot find a suitable second-source supplier, we plan to continue to maintain our six to twelve month safety stock inventory.

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

BioXp 3250 and BioXp 9600 system manufacturing is currently contracted to D&K Engineering, Inc. (D&K), a third-party ISO 13485 Certified and FDA registered contract manufacturer located in San Diego, California. D&K services several of the largest life science instrument companies. It has proven capabilities related to design optimization, new product launches and product line extensions, as well as an ability to facilitate a substantial scale-up of unit volumes, thereby supporting our growth for the foreseeable future. Its capabilities include GMP-compliant manufacturing, which may be relevant to our future product launches. We do not have a long term supply agreement with D&K, and have relied on it to provide quotes and accept purchase orders that we issue from time-to-time. Our outsourced production strategy is intended to drive cost leverage and scale and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. Under the terms of our relationship with D&K, we have historically benefited from volume-based pricing on our purchase orders. We perform final quality control testing of the BioXp 3250 system in-house at our facility in San Diego. Turnaround time for BioXp 3250 production is typically two to three weeks. We keep the contract manufacturer aware of our future supply needs based on a rolling three-quarter forecast[RC1] . Beginning in 2023, we plan to transition manufacturing of all our BioXp 3250 and BioXp 9600 systems in-house.

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

As of December 31, 2022, we had 118 employees dedicated to operations, with 87 supporting Eton service operations, 17 focused on reagent manufacturing, 7 focused on global logistics and supply chain, and 7 focused on quality control.

Commercial Operations

We commercially launched our current solution in September 2019, which now includes the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. From the initial launch of our solution through December 31, 2022, we have launched a total of eight BioXp kits, three benchtop reagent kits, and several other synthetic biology products, including 14 SARS-CoV-2 full-length genomes as well as our Vmax X2 cells. We have placed approximately 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies. One customer, Pfizer, Inc., accounted for 24% of our revenue for the year ended December 31, 2022, based on a Research and License Agreement.

As of December 31, 2022, we employed a commercial team of 46 employees, many with significant industry experience. Of the 46 commercial employees, 36 were in sales and 10 were in marketing. As of December 31, 2022, our commercial team included 31 quota carrying sales professionals spanning business development managers, inside sales and field application scientists. We employ a direct sales model in North America and four major European markets (United Kingdom, Germany, France and Benelux), while selling through more than 20 channel partners across Europe, the Middle East, Africa and Asia Pacific.

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

As of December 31, 2022, we employed a service and support team of 15 employees focused on delivering an outstanding customer experience.

Competition

Our market is characterized by highly competitive and dynamic products, rapid technological advancements and continually evolving customer demands. We face competition from core synthetic biology companies and the broader NGS space, such as Thermo Fisher Scientific Inc.; Danaher Corporation; Azenta; GenScript Biotech Corporation; DNA Script SAS; Integrated DNA Technologies, Inc.; Eurofins; Synthego; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd.; Illumina; Roche; and others. Our competitors and their products and services are focused on discrete steps across various synthetic biology applications including gene synthesis, enzymatic DNA synthesis, protein engineering, cell engineering, tools and automation, software, food and agriculture, materials, aquaculture, biopharmaceutical, health and others.

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

Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8 million at the time of execution and a milestone payment of $2.5 million in 2022 as a result of successful completion of our first technical milestone. If we meet the other technical milestones defined in the agreement, we will be eligible to receive an additional $7.5 million in near-term milestone payments.

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

Our patent portfolio includes more than 300 pending or issued cases worldwide. The portfolio focuses on instruments, devices and methods for synthesizing and assembling high-fidelity DNA, while also including genome engineering and editing technologies. The instrument portfolio includes domestic (U.S.) and foreign patents for the BioXp and the DBC instruments, which allow users to synthesize DNA molecules of specific sequence from pre-synthesized oligonucleotides or directly from digital DNA sequence using nucleotides, thus allowing users to rapidly synthesize DNA molecules on demand in their own laboratory. Further protection is provided by method patents relating to molecular biology processes performed on the instruments, patents protecting a key instrument component and a bio-security component useable with the instruments to counter misuse. The DNA synthesis portfolio features the widely used Gibson Assembly® method, a staple method in DNA laboratories around the world that allows users to join multiple DNA fragments in a single reaction. The portfolio also includes patent applications for our enzymatic DNA synthesis technology, known as SOLA (short oligonucleotide ligation assembly).

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

The portfolio includes patents and pending patent applications in three main technology areas of instrumentation, DNA synthesis and assembly and genome engineering, as follows:

Instrumentation

As of March 1, 2023, this section of the portfolio contains one issued U.S. patent application relating to the BioXp and an issued U.S. patent for the DBC. In Australia, we have granted patents for both BioXp and DBC; and in Japan we have a granted patent for BioXp and a granted patent for the DBC. In Europe we have a granted patent for the BioXp, validated in seven European Patent Convention (EPC) member countries. In Europe we also have a pending application to the DBC. In Canada, we have an allowed application to the BioXp and a pending application to the DBC. In Singapore we have granted patents to the BioXp and DBC. Other patent applications are pending in China and India. In Israel, we have an allowed patent to the BioXp and a pending application to the DBC. The nominal terms of the foregoing patents (including any patents granted on the pending applications) will expire in 2033. In addition, the portfolio contains patents to a key instrument component, a lid engineered to enclose a sample retention area within the very small confines of a laboratory instrument, issued in the U.S., Australia, and China, with corresponding applications pending in Europe and Canada. The nominal terms of the foregoing patents (including any patent granted on the pending application) will expire in 2035. This section of the portfolio also features two U.S. patents relating to a bio-security component to counter misuse of the BioXp and DBC instruments; the nominal term of these patents will expire in 2035.

DNA Synthesis and Assembly

This section of the portfolio features the Gibson Assembly patents, and contains patents in the U.S., Europe (validated in seven EPC member countries), Japan, China, India, Israel, Singapore, Australia, and Canada. The nominal terms of the foregoing OUS patents (including any patents granted on the pending applications) will expire in 2029. In addition, this section includes three filed U.S. applications and two filed PCT applications, each relating to advanced methods of enzymatic DNA synthesis from a pre-manufactured library of components. This section of the portfolio also includes foreign applications in Australia, Canada, China, Europe, India, Japan, and Singapore. Additionally, as of March 1, 2023, this section of the portfolio features:

▪
patents for our advanced error correction technology in the U.S., Europe (validated in seven EPC member countries), Japan, Australia, Singapore, Canada, Israel, and China, expiring in 2033; corresponding or additional applications are pending in Japan, India Europe, and Singapore. The portfolio also contains patents to an earlier error correction technology issued in the U.S., Europe (validated in six EPC member countries), Japan, Canada, and Australia, expiring in 2026;
▪
an issued U.S. patent to a “PCR variant” method for assembling DNA molecules. The nominal term of any patent granted on this application would expire in 2037;
▪
patents covering our earlier (pre-Gibson Assembly) DNA assembly methods issued in the U.S. (six patents), Canada (two patents), Malaysia (two patents), and Europe (two patents, each validated in six EPC member countries), expiring in 2026;
▪
patents relating to a method of sequencing and retrieving individualized or monoclonized nucleic acids from a solid support, issued in the U.S. (six patents) and Europe (three patents, each validated in eight EPC member countries), expiring in 2027;
▪
issued patents to a PEG-mediated DNA assembly method in Europe (validated in seven EPC member countries), Australia, Canada, Japan, India, Israel, and Singapore, expiring in 2033, with a corresponding application pending in China;
▪
patents relating to a method of building large DNA molecules, issued in the U.S., Europe (validated in six EPC member countries), Japan, India, China, Australia, Singapore, and Malaysia, expiring in 2028; and
▪
issued patents to our Rolling Circle Amplification method in the U.S., Europe (validated in six EPC member countries), China, India, Australia, Israel, Brazil, and Hong Kong, expiring in 2026.

Genome engineering

This portfolio family contains two U.S. patents covering a vector useful in Vibrio organisms and an engineered Vibrio organism, expiring in 2036 and 2037, respectively. This family also contains one issued patent for a low endotoxin Vibrio natriegens host cell in the U.S. and corresponding applications in Europe and Canada, which if granted as patents would expire in 2038. Additionally, this portfolio contains an issued U.S. patent relating to a Vibrio organism that remains culturable after storage at low temperatures, which expires in 2039. Additionally, this portfolio contains a pending European application, which if granted would expire in 2037. Additionally, as of March 1, 2023, this section of the portfolio features:

▪
one issued U.S. patent application covering our genome editing “pop in cassette” technology and a second, pending U.S. application, as well as pending foreign applications in Europe, Canada and Australia;
▪
one issued U.S. patent application relating to a method of editing a gene (an alternate method to CRISPR-Cas9). This family also includes patents relating to methods of cloning donor genomes and making synthetic cells issued in the U.S. (two patents), Europe (one patent validated in five EPC member countries and one pending), Canada (one patent), Singapore (one patent), Japan (three patents), China (two patents), India (one patent), Australia (one patent) and Israel (two patents), expiring in 2030;
▪
patents relating to methods of creating synthetic cells and nucleic acid constructs issued in the U.S. (two patents), Europe (two patents, each validated in six EPC member countries), Japan (one patent), India (one patent), Canada (one patent), Australia (two patents) and Taiwan (one patent), expiring in 2026;
▪
patents relating to transplantation of a Mycoplasma genome issued in the U.S., Europe (validated in five EPC member countries), Japan, China, India, Australia, Israel and Singapore, expiring in 2028;
▪
patents relating to encoding identifying watermark sequences into genomes issued in the U.S., Europe (validated in six EPC member countries), Canada, Australia and South Africa, expiring in 2030; and
▪
patents relating to a method of transferring a genome from a bacteria into a yeast host cell issued in the U.S. and Europe (validated in the UK, Belgium, Switzerland, Germany, and France), expiring in 2033.

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

In August 2020, the HHS announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions or heightened regulatory requirements on LDTs, IVDs, or RUO products by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products, increase our compliance costs, and negatively impact our business and profitability. We will continue to monitor and assess the impact of changing regulatory landscape on our business.

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

Sales of such medical products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country, as well as FDA regulation on export of medical devices. The European Commission has adopted numerous directives and standards that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Under the centralized authorization procedure, devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and European Economic Area member states. The European Medical Device Regulation (MDR), which replaces Europe’s Medical Device Directive (MDD), come into application on May 26, 2021. Additionally, the In Vitro Diagnostic Regulation (IVDR 2017/746), which addresses several weaknesses of the In Vitro Diagnostic Directive (IVDD 98/79/EC), went into application on May 26, 2022. Recently, European Parliament voted in favor of amendment to extend the transition timelines for MDR and IVDR for certain device manufacturers. Compliance with these and other regulations outside of the United States will increase our compliance costs and exposure to liability.

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

Facilities

Our principal facilities are located at 10431 and 10421 Wateridge Circle in San Diego, California and function as our worldwide headquarters. The facilities total approximately 49,077 square feet at 10421 Wateridge Circle and approximately 17,146 square feet at 10431 Wateridge Circle and are leased from BioMed Realty beginning in September 2021 and continuing for 123 months after the lease commencement date. We are entitled to one option to extend the lease term for an additional five years after the expiry of the original 123 month term. The facilities contain infrastructure for reagent manufacturing and for research and development of new products, as well as for supporting supply chain, logistics and limited office space for administrative and commercial functions. The facilities also include wet labs for both reagent manufacturing and research and development on both floors as well as specialized labs for instrument engineering to support the development of new instruments. A designated instrument services lab space supports our current instrument installed base customers.

In connection with the EtonBio Inc., (Eton) acquisition in November 2021, we assumed a lease of office and laboratory space located at 10179 Huennekens Street, San Diego, California. We have recently entered into an amendment under which we occupy approximately 3,500 square feet. The lease term as amended expires in June 2023.

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

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 400 Park Offices Drive, Durham County, North Carolina. The facility is approximately 3,000 square feet. and was leased from Frontier Hub, LLC. The lease term expires in October 2023.

In connection with the Eton acquisition in November 2021, we assumed a lease office and laboratory space located at 56 Roland Street, Boston, Massachusetts. The facility is approximately 4,300 square feet and was leased from Paradigm Direct Roland. The lease term expired in June 2022, and we currently occupy the space on a month-to-month basis.

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 1075 Morris Avenue, Union, New Jersey. The facility is approximately 1,200 square feet and was leased from Institute for Life Sciences Entrepreneurship. The lease term expired in November 2022, and we currently occupy the space on a month-to-month basis.

Employees and Human Capital

As of December 31, 2022, we had 209 full-time and 20 part-time employees in the United States and 14 full-time employees located internationally. Our team includes: 61 in commercial sales, marketing, and support, 118 in manufacturing and operations, 19 in research and development, 18 in engineering, and 27 in general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information and History

We were formed in Delaware as a corporation on March 24, 2011 under the name Synthetic Genomics Solutions, Inc., as a wholly owned subsidiary of Synthetic Genomics, Inc. On February 26, 2013, we changed our name to SGI-DNA, Inc., and on March 31, 2020 we changed our name to Codex DNA, Inc. We subsequently changed our name to Telesis Bio Inc. on November 7, 2022. Our principal executive offices are located at 10431 Wateridge Circle, Suite 150, San Diego, CA 92121. Our telephone number at that address is (858) 228-4115. Our website address is www.telesisbio.com. Information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report.

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

•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
•
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is http://telesisbio.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

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

Summary Risk Factor

•
We are an early-stage multi-omic and synthetic biology technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future;
•
we have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance;
•
our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•
we will likely need to raise additional capital to fund our operations, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate as a going concern on acceptable terms or at all;
•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”;
•
adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations;
•
we may not be able to achieve or maintain satisfactory pricing and margins for our products;
•
if we fail to timely introduce compelling new products, our revenues and our prospects could be harmed;
•
the size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, thus limiting our ability to successfully meet our anticipated revenue projections;
•
we have limited experience in sales and marketing of our products;
•
we plan to begin manufacturing certain of our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products, our business and financial results could suffer;
•
we currently rely on a single contract manufacturer to manufacture and supply our instruments and single source suppliers for certain components of our instruments and raw materials. If this manufacturer or these suppliers should fail or not perform satisfactorily, our ability to commercialize and supply our products would be adversely affected; and
•
if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and build a strong brand identity may be impaired.

Risks Related to Our Business

We are an early-stage multi-omic and synthetic biology technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred a net loss of $48.5 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $113.7 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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
▪
the volume and mix of our sales between our BioXp systems, BioXp kits, benchtop reagents and other products, or changes in the manufacturing or sales costs related to our products;
▪
the length of time of the sales cycle for purchases of, or royalties on, our products, including lead time needed to procure critical raw materials from suppliers and finished goods from our third-party contract suppliers and manufacturers;
▪
the extent to which we succeed in developing, commercializing and supporting new products;
▪
our ability to obtain necessary export licenses for our products in certain countries and territories;
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

We will likely need to raise additional capital to fund our operations, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate as a going concern on acceptable terms or at all.

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

If we raised funds through the sale of assets, we may sell intellectual property, product lines or other parts of our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested assets. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may not realize the expected value from the divested assets and may need to raise additional capital to replace the revenue generated from any assets that are divested. We can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in selling assets, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $43.8 million of cash, cash equivalents, and short-term investments. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, and we will likely need to raise additional capital in the near term in order to fund our operations through and beyond the first quarter of 2024 and to continue as a going concern thereafter. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of this Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. At that time, some of our cash and cash equivalents were held at Silicon Valley Bank and our access to such funds was limited until the United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of Silicon Valley Bank will have access to all of their money starting March 13, 2023. While we have regained access to our funds at Silicon Valley Bank and are evaluating our banking relationships, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all. Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We may not be able to achieve or maintain satisfactory pricing and margins for our products.

Our industry has a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We believe that we will continue to be subject to significant pricing pressure, which may limit our ability to maintain or increase our prices.

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

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to timely introduce compelling new products and pursue new market opportunities that develop as a result of technological and scientific advances. The success of any enhancement to our existing commercialized products or introduction of new products depends on several factors, including timely completion and delivery, cost-effective development and manufacturing, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged introduction and overall market acceptance. We have experienced supply chain delays and increases in raw material cost for several of our products during development, including the BioXp 9600 system that we launched in 2022. If we continue to experience these delays and increases in cost, introduction of the BioXp 9600 or other new, planned products could be delayed. Moreover, any other new product that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.

The typical development cycle of new multi-omic and synthetic biology products can be lengthy and complicated, and may require new scientific discoveries or advancements, considerable resources and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then the development of such new technologies or products may be adversely impacted.

In addition, there is extensive competition in our industry, which is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to maintain a competitive position, including technologically superior and less expensive products compared to those of our competitors. Technological development by others may result in our technologies, as well as products developed using our technologies, becoming obsolete. If we are unable to successfully develop new products, compete with alternative products, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

Our Credit, Security and Guarantee Agreements (2022 Loan Agreements) with MidCap Financial Trust contains restrictive covenants that limit our operations

Pursuant to the terms of our Term Loan and Revolver Loan (the Loans) with MidCap Financial Trust (MidCap), we have borrowed $20.0 million and may become eligible to borrow up to an additional $20.0 million upon achievement of certain events. If we are not in compliance with the financial covenants of the 2022 Loan Agreements, it is unlikely that MidCap will offer to extend the additional $20.0 million of debt financing. The 2022 Loan Agreements with MidCap contain various restrictive covenants and other restrictions, including, among other things:

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

Our ability to meet these restrictive covenants can be impacted by events beyond our control. The Loan Agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the Loan Agreements to be immediately due and payable. If the outstanding debt under the Loan Agreements was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our President and Chief Executive Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; Eric Esser, our Chief Operating Officer and Decky Goodrich, our Senior Vice President, Commercial Operations, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Dr. Gibson, Mr. Esser and Mr. Goodrich, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executives officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2022, we had 209 full-time and 20 part-time employees in the United States and 14 full-time employees located internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection to our efforts to comply with the requirements of being a public company. Now that we are a public company, our management and other personnel are required to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have only been in operation as a stand-alone company since March 2019. As our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

While concentrating our research and development and commercialization efforts on our multi-omics and synthetic biology solutions, we may forego other opportunities that may provide greater revenue or be more profitable. If our research and product development efforts do not result in additional commercially viable products within the anticipated timelines, or at all, our business and results of operations will be adversely affected. Any delay or failure by us to develop and release our new products or product enhancements would have a substantial adverse effect on our business and results of operations.

Rapidly changing technology in multi-omics and synthetic biology could make the products we are developing obsolete unless we continue to develop and manufacture new and improved products and pursue new market opportunities.

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

Our information technology systems, and those of our vendors and partners, are potentially vulnerable to cybersecurity incidents such as data security breaches, which could lead to the loss and exposure of information, including personal, sensitive, and confidential data, to unauthorized persons, resulting in a data security breach. Any such data security breaches could, among other things, lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition, results of operations and prospects. In addition, any such data security breaches could result in legal claims or proceedings, regulatory inquiries, investigations, or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection, privacy, data security, and consumer protection regulations, violations of which could result in significant penalties and fines. Additionally, the introduction and passage of new privacy laws, including but not limited to the California Privacy Rights Act (CPRA), which went into effect on January 1,2023 and modifies the California Consumer Privacy Act (CCPA), potentially resulting in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which takes effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

Risks Related to Supply, Manufacturing and Distribution of Our Products

We plan to begin manufacturing certain of our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products, our business and financial results could suffer.

We have historically relied on a single contract manufacturer for our BioXp instruments. We plan to begin manufacturing all of our BioXp 9600 systems in-house in mid-2023 and our BioXp 3250 systems by late 2023. Manufacturing our instruments is a highly exacting and complex process. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or components, cyber-attacks, natural disasters and environmental factors, and if not discovered before the product is released to market, such problems could adversely affect our ability to achieve our sales goals and could result in adverse impacts to our business and financial condition. In addition, if we are unable to properly manufacture our BioXp systems, finding an alternative manufacturer on a timely basis to replace lost production capacity may not be possible and we would therefore be unable to supply a sufficient quantity of instruments to meet demand.

Additionally, we have historically relied on external vendors to supply the oligonucleotides we use as raw material in our BioXp kit products. We plan to begin manufacturing oligonucleotides in our own manufacturing facility in 2023 and expect to scale our internal manufacturing operation to supply the majority of this raw material internally. We have limited experience manufacturing oligonucleotides and it is a highly complex process that requires specialized equipment and techniques. Problems may arise that could affect both our ability to produce sufficient volume or achieve sufficient quality of oligonucleotides. Some raw material quality issues may be difficult to detect prior to assembly into our products. This transition requires that we technically achieve our manufacturing startup milestones as well as navigate the wind-down of external supply. Should we fail to achieve our goals in manufacturing, or fail to properly manage the wind-down of external supply, our ability to supply kits would be adversely affected.

We currently rely on a single contract manufacturer to manufacture and supply our instruments and single source suppliers for certain components of our instruments and raw materials. If this manufacturer or these suppliers should fail or not perform satisfactorily, our ability to commercialize and supply our products would be adversely affected.

While we intend to begin manufacturing of our BioXp systems internally during 2023, we do not currently operate facilities for manufacturing our BioXp systems. We rely on third parties for the production and packaging of our instruments. Until we transition manufacturing of our BioXp products in-house during 2023, we will continue to rely on a single contract manufacturer, D&K Engineering, Inc. (D&K), located in San Diego, to manufacture and supply the BioXp systems. Since our contract with D&K does not commit it to carry inventory or make available any particular quantities of instruments outside of accepted purchase orders, D&K may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We do not have a long-term supply agreement with D&K. Instead, we typically issue purchase orders for our BioXp systems on a six-month rolling basis. Our purchase orders with D&K are terminable without cause upon sixty days’ notice in writing to the other party.

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

Our BioXp systems, BioXp kits and benchtop reagents comprise an integrated solution with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire system. In order to successfully generate revenue from this product line, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Our instruments are manufactured using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Given the complexity of this instrumentation, individual units may occasionally require additional installation and service prior to becoming available for customer use. We have experienced quality issues with certain of our mRNA BioXp kits in the past and if we have additional issues with this product or future products, our business could be harmed.

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

The future growth of the market for our current and future products depends on many factors beyond our control. For example, in 2020, 11% of our revenue was from products specifically targeting research and development efforts related to COVID-19 vaccines and therapeutic products. As effective COVID-19 vaccines or treatments were developed, approved and rolled out to protect against and treat the COVID-19 virus, demand for these products declined, the size of our market opportunity for such products was impacted and our revenue was affected as a result. In 2022, our revenue from COVID-19 related products was 1% of total revenue.

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

We face significant competition in the synthetic biology technology market. We currently compete with synthetic biology technology companies and the companies that are supplying components, products and services that serve customers engaged in synthetic biology research. These companies include Thermo Fisher Scientific Inc.; Danaher Corporation; Azenta; GenScript Biotech Corporation; DNA Script SAS; Integrated DNA Technologies, Inc.; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd.; Eurofins,; Synthego; Illumnina; and Roche.

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

We have derived, and we may continue to derive, a significant portion of our revenues from a limited number of large customers. We estimate that our twenty largest customers accounted for 47% and 54% of our revenue for the years ended December 31, 2021 and December 31, 2022, respectively. The loss of key customers, or the reduction in the amount of product ordered by them may adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. One customer, Pfizer, Inc., accounted for 24% of our revenue for the year ended December 31, 2022, based on a Research and License Agreement.

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

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted our business and operations.

The COVID-19 pandemic had an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments took as a result of the pandemic. Governmental mandates related to COVID-19 impacted and may continue to impact the availability and cost of materials, which disrupts or delays our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. Moreover, the COVID-19 pandemic had a significant impact on our ability to retain employees and forced us to fill positions more frequently than we have had to do so in the past. We cannot assure you that in the future we will be able to fill these positions quickly. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization of our products could be adversely impacted and manufacturing of our products could be interrupted.

Our San Diego, California, facilities house our corporate, research and development and quality assurance teams and will house our manufacturing operations beginning in 2023. Currently, our instruments are manufactured at our third-party manufacturer’s facilities in San Diego, and our BioXp kits and benchtop reagents are manufactured at various locations in the United States and internationally, including our San Diego facilities. We do not have a second or back-up facility to use if our San Diego facilities become inoperable.

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

If our research and development program or commercialization program were disrupted by a disaster or catastrophe, the launch of new products, including our workflow automation and reagent solutions, and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party manufacturer’s capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks Related to Doing Business Internationally

Doing business internationally creates operational and financial risks for our business.

We estimate that during the fiscal years ended December 31, 2021 and December 31, 2022, approximately 30% and 14%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses for our products or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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
▪
hyperinflation or economic or political instability in foreign countries, including the outbreak of war in the Ukraine;
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

In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which went into application on May 26, 2021 (postponed from 2020) and May 26, 2022 respectively. Recently, the European Parliament voted to extend the transition timelines for MDR and IVDR. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

As part of the United States’ efforts to combat COVID-19 and consistent with Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the VALID Act. In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress or state regulatory authorities may decrease the demand for our products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for us, our partners and customers. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our products. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.

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

We are in a continuing process of clarifying evolving compliance requirements and updating our compliance measures. We currently have in place policies and procedures related to the storage, collection and processing of information, and are in the process of conducting internal and external data privacy reviews, to evaluate and advance our compliance with all applicable data protection laws and regulations. We do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, or could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock has been highly volatile since our initial public offering may continue to be volatile. As a result, you may not be able to sell your common stock at or above the price at which you purchased the stock. Some of the factors that may cause the market price of our common stock to continue fluctuating include, but are not limited to:

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
▪
general economic, industry and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and the outbreak of war in the Ukraine; and
▪
the pandemics, natural disasters or major catastrophic events.

Recently, stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of December 31, 2022, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 66% of our outstanding common stock in the aggregate, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, our current credit facility with MidCap contains, and any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

▪
certain amendments to our amended and restated certificate of incorporation will require the approval of a majority of our board of directors and stockholders holding two-thirds of the voting power of our then outstanding capital stock;
▪
stockholder-proposed amendments to our amended and restated bylaws will require the approval of a majority of the stockholders entitled to vote, except certain provisions would require the affirmative vote of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
▪
our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
▪
vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards (NOLs) of $96 million and $70 million, respectively. The federal NOLs of $1.3 million, generated before January 1, 2018, will begin to expire in 2034, but can be used to offset up to 100% of taxable income. Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to a 80% taxable income limitation beginning in tax years after December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). State NOLs, if not utilized, will begin to expire in 2029. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (the Code), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities are located at 10421 and 10431 Wateridge Circle in San Diego, California and function as our worldwide headquarters. The facilities comprise approximately 66,223 square feet across the two buildings and are leased from BioMed Realty. The Wateridge lease provides for a 10 year and 3 month term beginning at the lease commencement date and we are entitled to one option to extend the lease term for an additional five years. The buildings contain infrastructure for reagent and equipment manufacturing and for research and development of new products, as well as for supporting supply chain, logistics and limited office space for administrative and commercial functions. The facilities includes wet labs for both reagent manufacturing and research and development on both floors as well as specialized labs for instrument engineering to support the development of new instruments. A designated instrument services lab space supports our current instrument installed base customers.

In connection with the EtonBio Inc., (Eton) acquisition in November 2021, we assumed a lease of office and laboratory space located at 10179 Huennekens Street, San Diego, California. The facility is approximately 8,600 square feet and was leased from Oberlin Realty LLC. The lease term, as amended, expires June 2023.

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

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 400 Park Offices Drive, Durham County, North Carolina. The facility is approximately 3,000 square feet. and was leased from Frontier Hub, LLC. The lease term expires in October 2023.

In connection with the Eton acquisition in November 2021, we assumed a lease office and laboratory space located at 56 Roland Street, Boston, Massachusetts. The facility is approximately 4,300 square feet and was leased from Paradigm Direct Roland. We lease this facility on a month-to-month basis.

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 1075 Morris Avenue, Union, New Jersey. The facility is approximately 1,200 square feet and was leased from Institute for Life Sciences Entrepreneurship. We lease this facility on a month-to-month basis.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “TBIO” on the Nasdaq Global Select Market and has been publicly traded since June 18, 2021. Prior to this time, there was no public market for our common stock.

As of January 6, 2023, there were approximately 212 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

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

Item 6. Reserved.

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

Overview

We are a leader in automated multi-omic and synthetic biology solutions focused on providing applications to enable researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA that is ready to use in many downstream synthetic biology enabled markets. Our synthetic biology solution addresses the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of virtually error-free DNA and mRNA at a useable scale. A key part of our solution are our BioXp systems, end-to-end automated workstations that fit on the benchtop and are broadly accessible due to their ease-of-use and hands-free automation. We believe our BioXp systems can democratize synthetic biology by simplifying the process of building DNA and mRNA, thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.

Our on-market and our planned solutions are comprised of the following:

▪
BioXp 3250 system: which we believe is the first commercially available push-button, walkaway, end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time;
▪
BioXp 9600 system: a walkaway, high throughput end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time, with onboard NGS preparation;
▪
BioXp DBC: will be our first entry into delivering on demand enzymatic DNA synthesis with design to endpoint-ready synthetic RNA in as few as 24hours;
▪
BioXp portal: a user-friendly online portal that offers an intuitive guided workflow and design tools for building new DNA sequences and assembling them into vector(s) of choice;
▪
BioXp De Novo kits: will contain all the necessary building blocks and reagents, including our proprietary Gibson Assembly branded reagents, for specific synthetic biology workflow applications to go from in-silico design to end-point product such as DNA or mRNA;
▪
BioXp Select kits: offer customers the ability to use non Telesis Bio DNA while using the BioXp to perform synthetic biology workflow applications such as cloning, mRNA generation and cell free amplification;
▪
BioXp Next Generation Sequencing kits: will contain all the necessary reagents to go from DNA or RNA to a sequencer ready library;
▪
BioXp DBC kits: will contain all the necessary building blocks to go from a stock DNA kit to CRISPR guides in a single run; and
▪
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system.
▪
Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS): is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines.

We were incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). We changed our name to SGI-DNA, Inc. (SGI-DNA) in February 2013. On March 8, 2019, SGI

sold SGI-DNA to GATTACA Mining, LLC (GATTACA) by entering into a stock purchase agreement to sell all of our outstanding common and preferred stock in exchange for a $10.0 million non-recourse promissory note (the Purchase Note). Subsequently, we focused our efforts on launching new synthetic biology products and expanding our distribution and marketing efforts on our existing research using only products. We changed our name to Codex DNA, Inc. in March 2020 and then to Telesis Bio Inc. in November 2022.

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through December 31, 2022, we have placed over 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.

Our BioXp system placements in 2022 represent the following markets and customer segments:

▪
Areas of focus: 35% cell and gene therapy, 31% biologics, 14% vaccine development, 10% genome editing and 10% other.
▪
Research area: 25% genetic/rare disease, 24% infectious disease, 12% immuno-oncology and 39% other.
▪
Application: 12% cell engineering, 19% protein engineering, 18% vaccines, 51% antibody engineering, 12% nucleic acid engineering and 10% other.
▪
Customer type: 54% biotechnology and pharmaceutical development, 25% academic institutions, 3% contract research and 18% other.

We estimate that our 2022 product sales mix statistics were as follows:

▪
Sales mix: 61% BioXp systems, 27% BioXp kits, 9% services and 3% benchtop reagents.
▪
Geographic mix: 72% North America, 14% Europe/Middle East/Africa and 14% Asia Pacific.
▪
Distribution mix: 82% direct sales and 18% distributors.

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (the 2022 Loan Agreements), $15.0 million of which was used to repay the loans from Silicon Valley Bank.

We have incurred significant operating losses since our inception. During the years ended December 31, 2022 and 2021, our revenue was $27.4 million and $11.0 million, respectively. As of December 31, 2022, we had cash and cash equivalents of $30.6 million and short-term investments of $13.2 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $48.5 million and $39.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $113.7 million.

We expect that our cash, cash equivalents and short-term investments of $43.8 million as of December 31, 2022 will not be sufficient to fund our operating expenses for at least twelve months from the date our financial statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources” and “Going Concern” below.

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

Components of Results of Operations

Revenue

Revenue consists of product sales, services, collaboration revenue, and royalties and other revenue. Net product sales primarily consist of sales of our BioXp systems, BioXp kits, and benchtop reagents. Service revenue primarily consists of DNA sequencing and preparation services. Royalties and other revenue consist of fees charged for the license of non-exclusive rights of our patents to third parties and grant revenue received from government entities as reimbursement of expenses related to the development and use of synthetic biology tools to develop solutions to address various areas of concern. The grants typically require the performance of specific activities and timely reporting of results.

Historically, revenue growth has come from BioXp systems and BioXp kits. Growth in BioXp systems sales has come from investments in direct and indirect distribution channels and new product introductions. Growth in BioXp kit sales has come from the growth of the installed base of BioXp systems and new application kits. As we continue to expand our revenue opportunities, we launched our collaboration research program which works with government entities to develop solutions to specific areas of concern.

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

Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8.0 million at the time of execution and a milestone payment of $2.5 million in 2022 as a result of successful completion of our first technical milestone. If we meet certain technical milestones defined in the Pfizer Agreement, we will be eligible to receive an additional $7.5 million in near-term milestone payments.

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

Cost of Revenue

Cost of revenue primarily consists of material and labor costs, freight and indirect overhead costs associated with sales of our BioXp instruments, BioXp kits, benchtop reagents, services and collaboration research programs. Cost of revenue also includes period costs related to certain inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fail to meet specification or are otherwise no longer suitable for commercial manufacture. Cost of revenue is expected to increase as revenue increases.

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

We expect that our research and development expenses will decrease, both in the near term and subsequently, as we shift our focus to the sales and marketing of our developed products. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any of our future products. The successful development and commercialization of our future products is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including but not limited to the following:

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

We anticipate that our general and administrative expenses will stay constant in the near term and increase subsequently as we increase our administrative headcount to support our continued commercialization activities. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a publicly traded company. General and administrative expenses are expensed as incurred.

Other Income (Expense)

Interest Expense,Net

Interest expense, net primarily consists of cash and non-cash interest on our term loan facilities and our finance leases and of interest income earned on our cash equivalents and investment balances.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our SGI participation right liability, warrant liabilities, contingent put option liability, and success fee contingent liability. We classify derivative liabilities as a liability on our consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. In connection with our IPO in June 2021, the participation right was extinguished and the warrants underlying our warrant liability were exercised. The success fee contingent liability was paid in full in July 2021. The contingent put option liability related to the 2021 Loan Agreement was extinguished in August 2022 in connection with the paydown and termination of the corresponding term loan. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At December 31, 2022, the contingent put option liability is listed as a derivative liability on our consolidated balance sheet.

Other Income (Expense),Net

Other expense, net consists primarily of gains and losses on the disposal of fixed assets, losses on the write off of intangible assets, and the loss on extinguishment of debt.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred in each year or for our earned research and development tax credits generated in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credit carryforwards will not be realized. As of December 31, 2022 and 2021, we had federal NOL carryforwards of $95.9 million and $62.1 million, respectively and state NOL carryforwards of $70.1 million and $38.5 million, respectively. The federal NOL carryforwards of $1.3 million generated before January 1, 2018 will begin to expire in 2034, but can be used to offset up to 100% of taxable income.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue
Product revenue	$10,913	$6,818	$4,095
Service revenue	7,121	1,644	5,477
Collaboration revenue	6,650	160	6,490
Royalties and other revenue	2,751	2,421	330
Total revenue	27,435	11,043	16,392
Cost of revenue	11,840	6,744	5,096
Gross profit	15,595	4,299	11,296
Operating expenses:
Research and development	23,460	14,466	8,994
Sales and marketing	16,489	10,958	5,531
General and administrative	22,131	14,249	7,882
Total operating expenses	62,080	39,673	22,407
Loss from operations	(46,485)	(35,374)	(11,111)
Other expense, net:
Interest expense, net	(1,217)	(1,369)	152
Change in fair value of derivative liabilities	8	(1,521)	1,529
Loss on extinguishment of debt	(727)	(618)	(109)
Other expense, net	(26)	(62)	36
Total other expense, net	(1,962)	(3,570)	1,608
Loss before provision for income taxes	(48,447)	(38,944)	(9,503)
Provision for income taxes	(24)	(14)	(10)
Net loss	$(48,471)	$(38,958)	$(9,513)

Revenue

Revenue for the year ended December 31, 2022 was $27.4 million, compared to $11.0 million for the year ended December 31, 2021. The increase of $16.4 million was primarily driven by an increase in collaboration revenue of $6.5 million, an increase in service revenue of $5.5 million, and an increase in BioXp product revenue of $4.1 million. Collaboration revenue increases were driven by our Pfizer contract, which began in December 2021 and increased by $6.5 million. Service revenue increases were driven by a DNA sequencing and services revenue increase of $5.4 million, attributable to the Eton acquisition in 2021. Product sales of new 9600 BioXp instrument and 3250 BioXp instruments increased revenue by $3.2 million, and reagent product sales increased revenue by $0.9 million due to an increase base of installed instrument.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022 was $11.8 million, compared to $6.7 million for the year ended December 31, 2021. The increase of $5.1 million was primarily driven by increase of cost attributable to 2021 acquisition of Eton of $3.4 million and increased volume of revenue and higher raw material costs, shipping associated with our instrument sales of $1.1 million, and our reagent product sales of $0.6 million. Our gross margin percentage was 57% and 39% of total revenues for the years ended December 31, 2022 and 2021, respectively. The favorable change in gross margin percentage was mainly due to increase in revenue from collaboration research programs, an increase in volume of product sold, and change in the mix of products sold during the current year.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $23.5 million, compared to $14.5 million for the year ended December 31, 2021. The increase of $9.0 million was primarily due to higher personnel expenses, professional services, and facility related and other costs. Personnel expenses increased $6.7 million as we continued to increase our headcount related to our ongoing product development efforts, as well as costs associated with our Eton acquisition. Professional service expenses increased by $1.6 million related to cost for research and development activities as part of our product development efforts. This increase was partially offset by a decrease in legal expense for patents and IP. Facility related and other costs increased $0.7 million and were mainly due to higher allocation due to the increase of headcount over the prior year in research and development.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2022 were $16.5 million compared to $11.0 million for the year ended December 31, 2021, an increase of $5.5 million. Higher personnel expenses accounted for $5.0 million of the increase and was due to increased headcount as we build out our European and US sales and marketing teams to support increased revenue, a $0.3 million increase in professional services due to increased marketing activities, and an increase of $0.2 million primarily due to increase of travel expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $22.1 million, compared to $14.2 million for the year ended December 31, 2021. The increase of $7.9 million was primarily due to increases in personnel expenses, facility related and other costs and professional service. Personnel expenses increased $6.1 million due to higher headcount including additions to our executive leadership team, and employee stock-based compensation expenses. Facility related and other costs increased $1.3 million due to higher insurance costs related to being a publicly traded company, taxes, and other general expenses in support our increased headcounts. Professional service increased $0.5 million due to higher utilization of consultants for IT, audit, accounting and legal services.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2022 was a net expense of $2.0 million, compared to a net expense of $3.6 million for the year ended December 31, 2021. The decrease of $1.6 million was primarily due to the absence of a $1.5 million charge on the change in fair value of our derivative liabilities due to the completion of the IPO in June 2021 and the termination of the participation right liability, preferred stock warrant liability and the success fee contingent liability. Interest and other expenses decreased $0.1 million related to lower interest expenses and loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). After completion of our IPO, we received $20 million under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements), $15 million of which was used to repay the debt under the 2021 Loan Agreement. As of December 31, 2022, we had cash and cash equivalents of $30.6 million and short-term investments of $13.2 million.

We will continue to incur significant expenses and expect to incur losses for the foreseeable future. We also expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly as we:

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

These matters raise substantial doubt about our ability to continue as a going concern within one year from the date of filing this Annual Report. The accompanying consolidated financial statements have been prepared under the assumption we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(38,715)	$(36,698)
Net cash used in investing activities	(18,007)	(15,040)
Net cash provided by financing activities	4,510	121,081
Net change in cash, cash equivalents, and restricted cash	$(52,212)	$69,343

Operating Activities

During the year ended December 31, 2022, we used $38.7 million of cash in operations, primarily resulting from our net loss of $48.5 million, partially offset by non-cash charges of $7.6 million and changes in our operating assets and liabilities of $2.1 million. Non-cash charges consisted primarily of $3.7 million in stock-based compensation, depreciation and amortization expense of $2.2 million, amortization of our right-of-use operating lease asset of $1.2 million, and the loss on debt extinguishment of $0.7 million. Net changes in our operating assets and liabilities consisted primarily of a $3.7 million increase in deferred revenue and a $1.2 million increase in accounts payable, accrued payroll and accrued liabilities, partially offset by a $2.2 million increase in accounts receivable and changes in operating lease liabilities of $1.4 million.

During the year ended December 31, 2021, we used $36.7 million of cash in operations, primarily resulting from our net loss of $39.0 million and net cash used in changes in our operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $5.3 million. Net changes in our operating assets and liabilities consisted primarily of a $3.9 million increase in deposits, prepaid expenses and other current assets, a $1.5 million increase in inventories, a $0.8 million increase in lease liabilities, a $0.7 million increase in accounts receivable, and a $0.5 million increase in deferred revenue, partially offset by a $4.4 million increase in accounts payable, accrued payroll and accrued liabilities. Non-cash charges consisted primarily of the change in fair value of derivative liabilities of $1.5 million, stock-based compensation expense of $1.1 million, depreciation and amortization expense of $0.9 million, amortization of lease right-of-use assets of $0.7 million, loss on the extinguishment of debt of $0.6 million, and amortization of the debt discount of $0.5 million.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $18.0 million, consisting primarily of $77.4 million of purchases of short-term investments and $4.5 million of purchases of property and equipment, partially offset by $64.4 million of maturities of short-term investments.

During the year ended December 31, 2021, net cash used in investing activities was $15.0 million, consisting of the Eton business acquisition, net of cash acquired of $13.2 million and $1.8 million related to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $4.5 million, consisting primarily of borrowings of $19.8 million from the issuance of debt under the 2022 Term Loan Agreement and $0.6 million received from the exercise of stock options and issuance of common shares pursuant to the ESPP, partially offset by $15.7 million related to the repayment and extinguishment of debt from the 2021 Loan Agreement.

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

Tranche One was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full our borrowings under the existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement, Tranche Two is available between January 1, 2023, and September 30, 2023, following our achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing. Subject to certain terms and conditions of the 2022 Term Loan Agreement, Tranche Three is available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Two and Tranche Three may be used for working capital and general corporate purposes.

The term loans bear interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the term loans is payable monthly in arrears on the first day of each month and at maturity. For the year ended December 31, 2022, the effective interest rate on outstanding borrowings was approximately 12.16%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The term loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three of the term, respectively. Once repaid, the term loans may not be reborrowed. We are also obligated to pay an exit fee equal to 4.5% of the outstanding principal amount of the term loans borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

We may borrow, repay and reborrow the revolving loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the revolving loans may be used for working capital needs and general corporate purposes. As of December 31, 2022, no revolving loans were outstanding under the 2022 Revolving Loan Agreement.

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

The 2022 Loan Agreements require us to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

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

We bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the consolidated balance sheet. The estimated fair value of the contingent put option liability was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant.

Funding Requirements

We expect our expenses to continue to be significant in connection with our ongoing activities, particularly with respect to research and development efforts related to our future products and our efforts to expand sales of current products and to commercialize future products. In addition, we expect to continue to incur costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

▪
the cost of developing new products that are commercially viable; and
▪
the costs of marketing and selling our products globally.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. Our ability to continue as a going concern is dependent upon the ability to raise additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. These factors raise substantial doubt about our ability to continue as a going concern. Based upon our current plans, we believe there currently is insufficient financial resources to fund our operations for at least twelve months from the filing date of this Annual Report. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at December 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$2,075	$769	$656	$650	$—
Finance lease commitments (2)	96	64	32	—	—
Debt obligations (3)	28,235	2,022	8,147	18,066	—
Total	$30,406	$2,855	$8,835	$18,716	$—

(1)
Consists of payments due for our leases of office and laboratory space in San Diego, California and Durham County, North Carolina that expire between in February 2023 and November 2027. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of equipment that expire in October 2025.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 9.97% per annum, which was the interest rate in effect as of December 31, 2022 and assumes no borrowings under Tranche Two.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of December 31, 2022, we had approximately $43.8 million in cash, cash equivalents and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our consolidated financial statements.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations and BioXP system revenue. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments from our existing collaborations, we anticipate that cash used in operating activities will increase in the near term. See the table of contractual obligations and commitments above.

Presently, we do not have sufficient cash resources to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next twelve months from issuance of these financial statements. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn revenues from our collaborative agreements and product sales, we may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including:

•
the public equity markets;
•
private equity financings;
•
collaborative arrangements; and/or
•
public or private debt.

There can be no assurance that we will enter into additional collaborative agreements or maintain existing collaborative agreements, will earn collaborative revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or re-focus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares). These factors raise substantial doubt regarding our ability to continue as a going concern. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

As a result of our recurring losses from operations, negative cash flows from operating activities and need to raise additional capital, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2022 expressing substantial doubt as to our ability to continue as a going concern.

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

Service Revenue

We recognize service revenue at a point in time when the service has been rendered and control of promised goods and services are transferred to a customer.

Collaboration Revenue

Research collaboration agreements are recognized as the research services are performed.

Royalties and Other Revenue

Royalties and other revenue consist of fees charged for the license of non-exclusive rights of our patents to third parties, research collaboration agreements and grant revenue received from government entities as reimbursement of expenses related to the development and use of synthetic biology tools to develop solutions to address various areas of concern. The royalties revenue is recognized at the same time as the third parties record the revenue associated with the use of the license. The grant revenue from the contracts is recognized as the services are performed or ratably over the milestone period and typically require the performance of specific activities and timely reporting of results. Associated expenses are recognized when incurred. Revenue and related expenses are presented gross in the consolidated statements of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this Item.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Telesis Bio Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Telesis Bio Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations every year since inception, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

San Francisco, California

March 22, 2023

PCAOB ID Number 100

Telesis Bio Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,419	$82,806
Restricted cash	175	—
Short-term investments	13,159	—
Accounts receivable, net of allowance for bad debts of $343 and $0 at December 31, 2022 and 2021, respectively	5,851	3,665
Inventory	2,200	2,368
Prepaid expenses and other current assets	3,288	4,345
Total current assets	55,092	93,184
Property and equipment, net	6,861	3,456
Right-of-use assets	1,660	2,281
Other long-term assets	981	609
Goodwill	14,886	14,330
Other intangible assets, net	1,882	2,397
Total Assets	$81,362	$116,257
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,295	$2,499
Accrued employee expenses	5,858	3,849
Finance lease liability, current portion	59	81
Operating lease liability, current portion	578	1,156
Deferred revenue, current portion	3,958	205
Notes payable, current portion	—	603
Other accrued liabilities	1,377	1,005
Other current liabilities	373	335
Total current liabilities	13,498	9,733
Finance lease liability, net of current portion	30	—
Operating lease liability, net of current portion	1,111	1,394
Notes payable, net of discount and current portion	19,649	14,088
Derivative liabilities	367	108
Deferred revenue, net of current portion	142	150
Total liabilities	34,797	25,473
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 and 0 shares authorized at December 31, 2022 and 2021, respectively. No shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2022 and 2021; 29,647,091 and 29,318,578 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Additional paid-in capital	160,304	156,049
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(113,741)	(65,270)
Total stockholders' equity	46,565	90,784
Total liabilities and stockholders' equity	$81,362	$116,257

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021
Revenue:
Product revenue	$10,913	$6,818
Service revenue	7,121	1,644
Collaboration revenue	6,650	160
Royalties and other revenue	2,751	2,421
Total revenue	27,435	11,043
Cost of revenue	11,840	6,744
Gross profit	15,595	4,299
Operating expenses:
Research and development	23,460	14,466
Sales and marketing	16,489	10,958
General and administrative	22,131	14,249
Total operating expenses	62,080	39,673
Loss from operations	(46,485)	(35,374)
Other expense, net:
Interest expense, net	(1,217)	(1,369)
Change in fair value of derivative liabilities	8	(1,521)
Loss on extinguishment of debt	(727)	(618)
Other expense, net	(26)	(62)
Total other expense, net	(1,962)	(3,570)
Loss before provision for income taxes	(48,447)	(38,944)
Provision for income taxes	(24)	(14)
Net loss	$(48,471)	$(38,958)

Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments	(3)	—
Total comprehensive loss	$(48,474)	$(38,958)
Net loss attributable to common stockholders	$(48,471)	$(38,958)
Net loss per share attributable to common stockholders—basic and diluted	$(1.65)	$(2.14)
Weighted average common stock outstanding—basic and diluted	29,463,361	18,222,495

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	15,079,329	$38,914	5,023,957	$2	$851	$(26,312)	$—	$(25,459)
Issuance of shares of common stock upon initial public offering, net of issuance costs of $8,587	—	—	7,666,664	1	112,483	—	—	112,484
Conversion of shares of convertible preferred stock into an equivalent number of shares of common stock	(15,079,329)	(38,914)	15,079,329	2	38,912	—	—	38,914
Issuance of warrant and conversion into shares of common stock	—	—	1,252,468	—	2,770	—	—	2,770
Payment of offering costs	—	—	—	—	(226)	—	—	(226)
Issuance of Common Stock upon exercise of stock options	—	—	296,160	—	173	—	—	173
Stock-based compensation expense	—	—	—	—	1,086	—	—	1,086
Net loss	—	—	—	—	—	(38,958)	—	(38,958)
Balance at December 31, 2021	—	$—	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of Common Stock upon exercise of stock options	—	—	90,678	—	98	—	—	98
Issuance of Common Stock related to ESPP	—	—	237,835	—	482	—	—	482
Stock-based compensation expense	—	—	—	—	3,727	—	—	3,727
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(3)	(3)
Payment of financing costs	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	(48,471)	—	(48,471)
Balance at December 31, 2022	—	$—	29,647,091	$5	$160,304	$(113,741)	$(3)	$46,565

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(48,471)	$(38,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,156	450
Amortization of intangible assets	515	458
Amortization of debt discount	482	480
Loss on disposal of assets	2	27
Loss on debt extinguishment	727	618
Stock-based compensation	3,727	1,086
Amortization of lease right-of-use assets	1,204	666
Change in fair value of warrant liability	—	1,854
Change in fair value of put option liability	(8)	(195)
Change in fair value of participation right liability	—	(420)
Change in fair value of success fee liability	—	282
Non-cash interest on finance leases	—	(9)
Accretion of discount on short-term investments	(179)	—
Changes in assets and liabilities:
Accounts receivable	(2,186)	(735)
Inventories	168	(1,462)
Deposits, prepaid expenses and other current assets	685	(3,916)
Accounts payable, accrued payroll and accrued liabilities	1,163	4,394
Deferred revenue	3,744	(542)
Operating lease liabilities	(1,444)	(776)
Net cash used in operating activities	(38,715)	(36,698)
Cash Flows From Investing Activities:
Purchase of acquired business, net of cash acquired	—	(13,186)
Payment of acquisition related costs	(556)	—
Proceeds from maturities of short-term investments	64,445	—
Purchases of short-term investments	(77,428)	—
Purchase of property and equipment	(4,468)	(1,854)
Net cash used in investing activities	(18,007)	(15,040)
Cash Flows From Financing Activities:
Borrowings on term loan, net	19,761	14,872
Repayment of term loan	(15,000)	(5,000)
Debt extinguishment costs	(700)	(1,141)
Finance lease liability	(79)	(81)
Net proceeds from issuance of shares of common stock in initial public offering	—	112,484
Payments of offering costs	(52)	(226)
Proceeds from the exercise of common stock options	98	173
Proceeds from the issuance of common stock related to ESPP	482	—
Net cash provided by financing activities	4,510	121,081
Net Change In Cash, Cash Equivalents, and Restricted Cash	(52,212)	69,343
Cash, cash equivalents, and restricted cash at beginning of year	82,806	13,463
Cash, cash equivalents, and restricted cash at end of year	$30,594	$82,806
Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$1,379	$825
Purchases of property and equipment included in accounts payable and accrued expenses	$148	$684
Issuance of preferred stock warrant in connection with term loan	$—	$322
Extinguishment of put option derivative liability in connection with term loan	$(112)	$(51)
Issuance of put option derivative liability in connection with term loan	$379	$303
Conversion of shares of convertible preferred stock into common stock	$—	$38,914
Conversion of warrant into shares of common stock	$—	$2,770
Right-of-use-assets obtained in exchange for operating lease liabilities	$583	$1,904
Right-of-use-assets obtained in exchange for finance lease liabilities	$87	$—
Right-of-use asset derecognized upon lease modification	$—	$2,047

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise specified)

1. ORGANIZATION AND OPERATIONS

Business

Telesis Bio Inc. (the Company) was incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). The Company changed its name to SGI-DNA, Inc. (SGI-DNA) in February 2013, to Codex DNA, Inc. in March 2020, and then to Telesis Bio Inc. in November 2022. SGI-DNA Limited, a United Kingdom company focused on sales and marketing activities, is a wholly owned subsidiary of Telesis Bio Inc. The Company manufactures and sells laboratory equipment, specifically synthetic biology instruments, reagents and associated products and related services, primarily to pharmaceutical and academic laboratories worldwide.

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

On June 18, 2021, the Company completed an initial public offering (IPO) of 7,666,664 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. The Company’s shares began trading on the Nasdaq Global Select Market under the ticker symbol “DNAY” on June 18, 2021. The Company has since changed its ticker symbol to "TBIO" in connection with its name change to Telesis Bio, Inc. The Company received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon closing of the IPO, all outstanding convertible preferred stock converted into 15,079,329 shares of common stock and SGI’s outstanding warrants were automatically exercised into 1,201,059 shares of common stock.

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

Going Concern

Under Accounting Standards Update ("ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of December 31, 2022, the Company had an accumulated deficit of $113.7 million. From its inception through December 31, 2022, the Company has received $112.5 million in net proceeds upon completion of its IPO. Prior to the IPO, the Company had funded operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under credit facilities. The Company has also received $8.0 million in upfront payments and $2.5 million in milestone payments under its collaboration with Pfizer Inc. (Note 16). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, drawing on existing credit facilities, collaborations, strategic alliances, licensing arrangements and other sources of funding. However, the existing credit facilities may not be available if certain financial covenants are not achieved. Although the Company is actively pursuing new financing opportunities, it may not be able to raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining additional funding. Financings, if available, may be on terms that are dilutive to shareholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of ordinary shares. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently is insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Annual Report. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying consolidated financial statements in accordance with U.S. GAAP and included the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include the Company's ability to continue as a going concern, revenue recognition, impairment assessment for goodwill and intangible assets, allowance for doubtful accounts, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, share-based compensation, accrued warranty and valuation of acquired businesses are subject to significant estimation. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company reclassified an aggregate of $0.1 million of field services and technical support costs from the research and development line to the sales and marketing and general administrative lines on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. The Company believes these costs are better reflected in sales and marketing. The reclassification had no impact on net loss for the year ended December 31, 2021.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable.

The Company’s accounts receivable are derived from revenue earned from customers. The Company does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. For the year ended December 31, 2022, one customer accounted for 10% of the Company’s accounts receivable balance and one customer accounted for 24% of the Company’s revenue. For the year ended December 31, 2021, one customer accounted for 11% of the Company’s accounts receivable balance and one customer accounted for 14% of the Company’s revenue.

The Company has significant cash balances at accredited financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposited with banks and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents as of December 31, 2022, are funds held in a money market accounts and are measured at fair value on a recurring basis.

Short-term Investments

As of December 31, 2022, short-term investments primarily consisted of commercial paper and U.S. Government securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the intent to hold those securities to maturity. They are not considered trading securities because they were not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other expense, net.

The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily-impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other expense, net. During the year ended December 31, 2022, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

The following tables summarize the short-term investments held at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$1,737	$—	$—	$1,737
U.S. Government agencies	11,425	1	(4)	11,422
Total	$13,162	$1	$(4)	$13,159

As of December 31, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company explains the change during the period in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows for all years presented herein (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$30,419	$82,806
Restricted cash	175	—
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$30,594	$82,806

Accounts Receivable

Accounts receivable is comprised of amounts due from third-party payors recorded at the invoice amount and does not bear interest. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for doubtful accounts. The Company reviews accounts receivable on an ongoing basis to determine collectability. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the amounts owed to the Company by its customers. The Company considers the following in determining the level of allowance required: its customer’s payment history, the age of the receivable, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. Net accounts receivable amounted to $5.9 million and $3.7 million as of December 31, 2022 and 2021, respectively. Net accounts receivable include an allowance for doubtful accounts of $0.3 million and $0, as of December 31, 2022 and 2021 respectively, for those accounts deemed uncollectible by the Company.

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

Upon the sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in other expense, net in the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to the general and administrative expenses in the consolidated statements of operations and comprehensive loss as incurred.

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

Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, or significant decreases in the Company’s market capitalization indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. There was no impairment recorded for the years ended December 31, 2022 and 2021.

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

The Company’s goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying value exceeds the reporting unit’s fair value and a charge would be recognized as impairment of goodwill in the consolidated statements of operations and comprehensive loss. There was no impairment of goodwill recorded for the years ended December 31, 2022 and 2021.

Accounting for Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. No such impairments have been identified for the years ended December 31, 2022 and 2021.

Leases

ASC Topic 842, “Leases” (“ASC 842”), requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them.

The Company leases office and laboratory space, all of which are operating leases (see Note 7). Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

For real estate leases, the Company has elected the practical expedient under ASC 842 to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

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

Deferred Offering Costs

The Company capitalizes within other current assets certain legal, consulting and other third-party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. There were $0 and $0.9 million of offering costs capitalized during the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes

The Company is a C Corporation for federal income tax purposes. The Company was not profitable during the years ended December 31, 2022 and 2021. Accordingly, no provision for federal income taxes has been presented in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest and penalties in general and administrative expenses. The Company has determined that it has an uncertain tax position as it relates to its state research and development credits for the years ended December 31, 2022 and 2021 (see Note 11).

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

Revenue Recognition

The Company recognizes revenues in accordance with Financial Accounting Standards Board (FASB) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). To date, revenues have consisted primarily of payments received related to product sales, services and royalty agreements. Under ASC 606, the Company recognizes revenue when customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

Product Revenue, Net

The Company recognizes revenue on product sales to customers when the transfer of control happens, which generally occurs upon shipment. The Company recognizes revenue on installation and training when the service has been rendered. The Company includes a standard one year warranty with its product sales. These standard warranties are accounted for at the time product revenues are recognized. The Company also offers extended warranty for an additional fee. Revenue related to extended warranty is recognized on a straight-line basis over the term. Product revenues are recorded net of variable consideration, including discounts.

Product Returns

The Company does not generally offer customers the ability to return product and has received an immaterial amount of returns to date.

Service Revenue

The Company recognizes service revenue at a point in time when the service has been rendered and control of promised goods and services are transferred to a customer.

Collaboration Revenue

Research collaboration agreements are recognized as the research services are performed. See Note 16 for additional description of collaboration revenue.

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

Warranties

The Company provides warranty coverage on its systems. Warranty coverage includes providing labor and parts necessary to repair the systems during the warranty period. The standard warranty coverage is twelve months for system sales. In addition, customers may pay for enhanced warranty service or to extend the warranty period to 24 months. Warranty revenue is deferred and recognized over the warranty period as a part of product sales in the consolidated statements of operations and comprehensive loss. The Company charges warranty expenses to cost of revenue in the period the expense is incurred. The changes in deferred revenue for warranties during the years ended December 31, 2022 and 2021 are summarized as follows (in thousands):

Balance at December 31, 2020	$257
Warranty revenue deferred	487
Warranty revenue recognized	(389)
Balance at December 31, 2021	355
Warranty revenue deferred	615
Warranty revenue recognized	(571)
Balance at December 31, 2022	$399

The deferred revenue for warranties at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred warranty revenue, current portion	$257	$205
Deferred warranty revenue, net of current portion	142	150
Total deferred warranty revenue	$399	$355

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

The Company’s contingent put liability is carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 3).The carrying value of the Company's prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value principally because of the short-term maturities of these instruments.

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

Advertising

The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising and promotional expenses for the years ended December 31, 2022 and 2021 were $1.0 million and $0.9 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss consists of unrealized gains and losses on investments.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

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

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021.The Company adopted this standard on January 1, 2022. The adoption of ASU 2021-10 did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The update also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2022. The adoption of ASU 2020-06 did not have any impact on our consolidated financial statements or overall EPS calculation.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements and related disclosures.

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

3. FAIR VALUE MEASUREMENT

The following table summarizes the fair values of the Company’s derivative liabilities on the consolidated balance sheets which comprise money market funds, commercial paper, U.S. government agencies, and the contingent put liability (in thousands):

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,784	$—	$—	$26,784
Commercial paper	—	1,737	—	1,737
U.S. government agencies	—	11,422	—	11,422
Total	$26,784	$13,159	$—	$39,943

Liabilities
Contingent put option liability	$—	$—	$367	$367
Total	$—	$—	$367	$367

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$79,893	$—	$—	$79,893
Total	$79,893	$—	$—	$79,893

Liabilities
Contingent put option liability	$—	$—	$108	$108
Total	$—	$—	$108	$108

During the year ended December 31, 2022 , there were no transfers between Level 1, Level 2 and Level 3.

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

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the participation right liability include management’s expectation of amounts to be raised and the probability of success in obtaining the funds. The participation right liability was extinguished pursuant to the Company’s IPO.

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

Success Fee Contingent Liability

The success fee contingent liability consists of the fair value of contingent obligation to pay the lender a success fee of $0.8 million upon a Liquidity Event under the 2019 Loan Agreement. Due to the Company’s IPO, the fair value of the success fee contingent liability was classified as a Level 1 input due to the use of an observable market quote in an active market. The success fee was paid in full in July 2021, and the liability was extinguished.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2019 Loan Agreement, 2021 Loan Agreement and the 2022 Term Loan Agreement (see Note 8). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other income (expense) as part of the change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of December 31, 2022 and 2021, the adjusted market rate of debt was 12.58% and 4.24%, respectively, and the probability of default was 63% and 21%, respectively. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2020	$51
Extinguishment of liability	(51)
Issuance of liability	303
Change in fair value	(195)
Fair value at December 31, 2021	108
Change in fair value	(8)
Extinguishment of liability	(112)
Issuance of liability	379
Fair value at December 31, 2022	$367

For the years ended December 31, 2022 and 2021, the Company recorded a change in fair value of derivative liabilities included in other income of $8,000 and other expense of $1.5 million, respectively.

4. INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or net realizable value. The components of inventory are as follows as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Raw materials	$1,044	$962
Work in process and sub-assemblies	647	896
Finished goods	509	510
Total	$2,200	$2,368

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$5,647	$2,589
Furniture and fixtures	64	—
Computer hardware and software	1,531	29
Leasehold improvements	58	95
Construction in progress	1,501	1,536
Total	8,801	4,249
Less: Accumulated depreciation and amortization	(1,940)	(793)
Total property and equipment, net	$6,861	$3,456

Depreciation expense for the years ended December 31, 2022 and 2021 was $1.2 million and $0.5 million, respectively.

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

For the years ended December 31, 2022 and 2021, the Company did not record any impairment of goodwill.

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

Other intangible assets, net consists of the following (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(1,725)	$1,425
Trade name	80	(30)	50
Customer relationships	420	(32)	388
Non-competition agreements	30	(11)	19
Total	$3,680	$(1,798)	$1,882

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,275)	$1,875
Trade name	80	(3)	77
Customer relationships	420	(4)	416
Non-competition agreements	30	(1)	29
Total	$3,680	(1,283)	$2,397

Amortization expense for each of the years ended December 31, 2022 and 2021, was approximately $0.5 million.

The following table summarizes the estimated future amortization expense of the intangible assets (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2023	$514
2024	510
2025	478
2026	103
2027	28
Thereafter	249
Total	$1,882

7. LEASES

As of December 31, 2022, the Company had four outstanding leases for office and laboratory space and equipment. The leases have remaining terms between two and 59 months. The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

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

Equipment

The Company entered into finance lease agreements for equipment in November 2017 (the 2017 Equipment Lease), January 2018 (the 2018 Equipment Lease), in March 2019 (the 2019 Equipment Lease), and in November 2022 (the 2022 Equipment Lease). The terms of the leases commenced when the equipment was delivered and placed into use which occurred in the same months and years as above, respectively, and accordingly the related right-of-use assets and lease liabilities were recognized on the consolidated balance sheets at their respective commencement dates. The 2017 Equipment Lease expired in October 2022, the 2018 Equipment Lease in December 2022, and the 2019 Equipment Lease expired in April 2021. The 2022 Equipment Lease expires in October 2025.

Summary of Lease Cost

The components of lease cost under ASC 842 are as follows (in thousands):

	December 31,
	2022	2021
Lease costs
Finance lease cost:
Payment of finance lease liability	$79	$81
Interest on lease liabilities	3	9
Operating lease costs	1,366	920
Variable lease cost	706	475
Short term lease cost	915	236
Total lease cost	$3,069	$1,721

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,606	$1,031
Operating cash flows from finance leases	$3	$9
Financing cash flows from finance leases	$79	$81

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term
Finance leases	2.8 years	1.0 years
Operating leases	3.9 years	3.9 years
Weighted-average discount rate
Finance leases	10.0%	7.7%
Operating leases	8.5%	8.5%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of December 31, 2022 (in thousands):

Year Ending December 31,	Operating	Finance
2023	$769	$65
2024	323	32
2025	333	—
2026	343	—
2027	307	—
Thereafter	—	—
Total future minimum lease payments	2,075	97
Less: imputed interest	(386)	(8)
Present value of operating lease liability	$1,689	$89

Less: current portion of lease liability	(578)	(59)
Non-current portion of lease liability	1,111	30

The table above excludes an estimated $45.1 million of legally binding minimum lease payments to be made over a period of approximately 10 years for the lease at 10421 and 10431 Wateridge Circle, San Diego, California that has been executed but not yet commenced as of December 31, 2022. Commencement of the lease at 10421 and 10431 Wateridge Circle is expected to occur in the first quarter of 2023.

8. NOTES PAYABLE

Loan and Security Agreement

As of December 31, 2022 and 2021, the loans payable on the consolidated balance sheets pertains to the Credit, Security and Guaranty Agreement with MidCap Financial Trust and the Loan and Security Agreement with Silicon Valley Bank and consists of the following (in thousands):

	December 31,
	2022	2021
Principal amount of loans payable	$20,000	$15,000
Less: Current portion of loans payable	—	(603)
Loans payable, net of current portion	20,000	14,397
Accrued Interest	172	94
Final debt payment liability	900	400
Debt discount and financing costs, net of accretion	(1,423)	(803)
Loans payable, net of discount and current portion	$19,649	$14,088

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

The Company recorded a $0.7 million loss on debt extinguishment in connection with the termination of the 2021 Loan Agreement in August 2022.

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

The Term Loan bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the Term Loans is payable monthly in arrears on the first day of each month and at maturity. For the year ended December 31, 2022, the effective interest rate on outstanding borrowings was approximately 12.16%.

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

The Company may borrow, repay and reborrow the Revolving Loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolving Loans may be used for working capital needs and general corporate purposes. As of December 31, 2022, no amount of Revolving Loans was outstanding under the 2022 Revolving Loan Agreement.

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

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the consolidated balance sheet. As of December 31, 2022, the estimated fair value of the contingent put option liability was $0.4 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

As of December 31, 2022, the estimated future principal payments due were as follows:

December 31, 2022
Estimated future principal payments due
2023	$—
2024	—
2025	4,167
2026	10,000
2027	5,833
Total	$20,000

9. STOCKHOLDERS’ EQUITY

On June 18, 2021, the Company completed its IPO of 7,666,664 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “DNAY” on June 18, 2021. The Company has since changed its ticker symbol to “TBIO” in connection with its name change to Telesis Bio Inc. The Company received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon closing of the IPO, all outstanding convertible preferred stock converted into 15,079,329 shares of common stock and SGI’s outstanding warrants were automatically exercised into 1,201,059 shares of common stock. Subsequent to the closing of the IPO, all outstanding warrants issued pursuant to the 2021 Loan Agreement were exercised into 51,409 shares of common stock.

10. STOCK-BASED COMPENSATION

For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $3.7 million and $1.1 million, respectively. No income tax benefit was recognized in the accompanying consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 5,250,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. As of December 31, 2022, the number of shares of common stock reserved for issuance under the 2021 SIP was 2,517,179.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the year ended December 31, 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2021	2,550,984	$6.09	9.1	$12,417
Options granted	2,749,952	5.73
Options exercised	(90,678)	1.08
Options cancelled	(721,703)	6.99
Balances at December 31, 2022	4,488,555	$2.11	8.9	$252
Vested and expected to vest at December 31, 2022	3,747,773	$2.09	8.8	$232
Exercisable at December 31, 2022	895,270	$2.64	8.0	$139

There were 2,749,952 options granted during the year ended December 31, 2022. The weighted average grant date calculated fair value of options granted during the year ended December 31, 2022 was $3.28 per share.

The calculated value of option grants during the years ended on December 31, 2022 and 2021 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2022	2021
Risk free interest rate	2.4%	1.2%
Expected dividend yield	—%	—%
Expected term (in years)	5.1 years	6.4 years
Forfeiture rate	20.0%	29.2%
Expected volatility	54.5%	39.9%

In December 2022, the Company’s Board of Directors approved a one-time repricing of stock option awards that had been granted to date under the 2021 Plan and the 2021 SIP. The repricing modification took effect on December 13, 2022, while awards held by certain executives were modified on December 19, 2022. The repricing impacted all stock option holders with outstanding shares on the respective repricing dates. The original exercise prices of the repriced stock options ranged from $1.59 to $11.75 per share for 4,261,402 options originally granted from March 2021 through November 2022. The option exercise price was reduced to between $1.15 and $1.26 per share. In addition to the repricing, the vesting of all unvested awards held by certain executives will be suspended for three months following the December 19, 2022 date of modification, and will restart pursuant to the original applicable vesting schedule on March 19, 2023. There were no changes to the number of shares or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $0.8 million, of which $0.3 million was recognized on the date of modification and $0.5 million will be recognized prospectively over the remaining term of the stock option awards.

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the year ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	310,901	6.88
Cancelled	(38,300)	10.20
Unvested at December 31, 2022	272,601	$6.41

No restricted stock units vested during the year ended December 31, 2022.

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s Board of Directors may designate. As of December 31, 2022, the number of shares of common stock that may be issued under the ESPP is 405,350.

As of December 31, 2022, 237,835 shares of common stock have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Stock options	$2,954	$1,047
Restricted stock units	349	—
Employee stock purchase plan	424	39
Total	$3,727	$1,086

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Research and development	$582	$29
Sales and marketing	425	100
General and administrative	2,720	957
Total	$3,727	$1,086

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $7.8 million, which is expected to be recognized over a weighted average period of 4.9 years.

11. INCOME TAXES

The domestic and foreign components of pre-tax loss for the years ended December 31, 2022 and 2021, were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Domestic	$(48,556)	$(39,026)
Foreign	109	81
Total	$(48,447)	$(38,945)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2022 and 2021, because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom subsidiary for which taxes were determined to be immaterial and accordingly, such amounts were excluded from the following tables.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2022	2021
Federal statutory income (benefit) tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	—	(3.7)
Change in valuation allowance	20.6	23.7
Permanent items	0.8	1.2
Tax credits	(0.4)	(0.2)
Effective income tax rate	—%	—%

The components of our deferred tax assets and liabilities on December 31, 2022 and 2021, consisted of (in thousands):

	For the Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$24,847	$15,555
Research and development tax credit carryforwards	1,202	915
Stock based compensation	669	168
Capitalized research and development costs	981	—
Accruals and other	2,420	666
	30,119	17,304
Valuation Allowance	(29,447)	(16,749)
Total deferred tax assets	672	555
Deferred tax liabilities:
Fixed assets	(93)	(62)
Intangibles	(579)	(493)
Total deferred tax liabilities	(672)	(555)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021, related primarily to the increases in net operating loss carryforwards, research and development tax credits generated and accruals.

The valuation allowance increased by $12.7 million and $9.2 million during the years ended December 31, 2022 and 2021, respectively.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the financial statements for the years ended December 31, 2022 and 2021 given the existence of the full valuation allowance.

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease our tax deduction for research and development expense in future years.

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

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of $95.9 million and $62.1 million, respectively. The federal net operating loss carryforwards of $1.3 million, generated before January 1, 2018, will begin to expire in 2034 and the other $94.6 million will carryforward indefinitely but are subject to an 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of approximately $1.0 million which will begin to expire in 2039, if not utilized.

As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of $70.1 million and $38.5 million, respectively. The state net operating loss carryforwards of $70.1 million will begin to expire in 2029.

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

The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2022 and 2021, (in thousands):

Balance as of December 31, 2020	$316
Increase of unrecognized tax benefits taken in prior years	(36)
Increase of unrecognized tax benefits taken in current year	58
Balance as of December 31, 2021	338
Increase of unrecognized tax benefits taken in current year	105
Balance as of December 31, 2022	$443

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2022. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, and the United Kingdom. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2014 through 2022 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2021 and 2022 tax years will remain open for examination by the United Kingdom tax authority for one year from the filing deadline.

12. COMMITMENTS AND CONTINGENCIES

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

13. NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts:):

	For the Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(48,471)	$(38,958)
Net loss attributable to common stockholders	$(48,471)	$(38,958)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,463,361	18,222,495
Net loss per share attributable to common stockholders - basic and diluted	$(1.65)	$(2.14)

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

	For the Years Ended December 31,
	2022	2021
Stock options to purchase common stock	4,488,555	2,550,984
Restricted stock units that vest into common stock	272,601	—
Shares issuable under employee stock purchase plan	118,520	—
Total	4,879,676	2,550,984

14. RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2022 and 2021.

15. ACQUISITION

On November 18, 2021, the Company entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc., a California corporation (“Eton”), pursuant to which, the Company agreed to purchase all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $14.1 million, of which $13.6 million was funded with the Company’s existing cash on hand on the acquisition date and the remaining $0.5 million paid in 2022 after a tax election was made. Eton is a San Diego-based biotech company specializing in synthetic biology prod1ucts and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits. The Eton acquisition has been accounted for as a business combination in accordance with ASC 805.

The assets acquired and liabilities assumed in connection with the Eton acquisition were recorded at their fair values on the date of acquisition as follows (in thousands):

Cash	$393
Accounts receivable	664
Inventory	305
Other current assets	79
Right-of-use assets	1,904
Property and equipment, net	1,388
Other long-term assets	28
Goodwill	11,389
Intangible assets	530
Accounts payable, accrued employee expenses and other accrued liabilities	(389)
Deferred revenue, current portion	(252)
Operating lease liability, current portion	(427)
Operating lease liability, net of current portion	(1,477)
Total purchase consideration	14,135
Less: Acquired cash	(393)
Purchase of Eton, net of cash acquired	$13,742

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

The unaudited supplemental pro forma financial results below for the year ended December 31, 2021, combine the consolidated results of the Company and the Eton business unit, giving effect to the Eton acquisition as if it had been completed on January 1, 2021. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2021, or any other date (in thousands).

Year Ended December 31,
2021
Pro forma revenue	$17,094
Pro forma net loss	$(38,228)

The unaudited pro forma financial information in the table above summarizes the combined results of our operations and the Eton business unit, on a pro forma basis, as though we had acquired the Eton business unit on January 1, 2021. The unaudited pro forma financial information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, amortization expense from acquired intangibles assets, and reversal of the acquisition-related expenses in the period incurred and recognition of the acquisition-related expenses in the prior period.

16. COLLABORATION

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

The Company assessed the collaboration and license agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Pfizer is a customer based on the agreement structure. The Company identified a single combined performance obligation under the arrangement for the performance under the research plan, technology transfer between the parties, participation in the Joint Research Committee, research licenses exchanged by the parties and the non-exclusive commercial license. In addition, the Company identified a material right for the option granted to Pfizer to extend the research term by an additional year. The $8.0 million upfront payment represents the transaction price at inception.

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of December 31, 2022 the Company achieved its first technical milestone associated with the Research Plan and recognized $2.5 million in revenue associated with the milestone achievement. No other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

The $7.7 million of revenue allocated to the combined performance obligation is being recognized using the input method based on time elapsed as compared to the research term of 24 months, and the $0.3 million of revenue allocated to the material right was to be recognized over the third year of services performed under the research plan in the event the option to extend the research plan is exercised, or when the option expires in the event the option to extend the research plan was not exercised. During 2022, the option expired unexercised, and the $0.3 million was recognized.

During the year ended December 31, 2022, the Company recognized $6.6 million of revenue related to the Pfizer Agreement. As of December 31, 2022, aggregate deferred revenue related to the Pfizer Agreement was $3.7 million, all of which was classified as current.
17. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company made payments to related parties of approximately $0.5 million and $0.3 million, respectively for payments to board members and services relating to intellectual property matters, including patent filings and patent prosecution.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 22, 2023, the date these consolidated financial statements were issued.

Silicon Valley Bank Closure

On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that it has closed and taken control of Silicon Valley Bank (SVB). On March 13, 2023, pursuant to a joint statement released by the U.S. Department of the Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government reassured that all depositors will be fully protected. In light of the situation, the Company is in the process of moving all cash and other deposits previously held at SVB to larger financial institutions. The Company does not currently anticipate any disruption to its ongoing operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

TBD

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. The code of business conduct and ethics is available on our website at http://telesisbio.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website identified above or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report.

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (Proxy Statement) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.
Financial Statements: The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
2.
Financial Statement Schedules: Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
3.
Exhibits: The list of exhibits filed with this Annual Report is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement among Telesis Bio, Inc. and the stockholders of Eton Bioscience Inc. dated November 9, 2021	8-K	001-40497	2.1	11/9/21
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-256644	3.2	5/28/21
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-256644	3.4	5/28/21
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2019.	S-1	333-256644	4.1	5/28/21
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-256644	4.2	6/14/21
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of March 4, 2021.	S-1	333-256644	4.3	5/28/21
4.4	Description of the Registrant's securities registered pursuant to section 12 of the securities exchange act of 1934.	10-K	001-40497	4.4	3/23/22
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-256644	10.1	5/28/21
10.2+	2019 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.2	5/28/21
10.3+	2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.3+	5/28/21
10.4+	2021 Stock Incentive Plan and forms of agreements thereunder.	S-1/A	333-256644	10.4+	6/14/21
10.5+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-256644	10.5+	5/28/21
10.6+	Confirmatory Employment Letter between the Registrant and Todd Nelson dated May 19, 2021.	S-1	333-256644	10.6+	5/28/21
10.7+	Confirmatory Employment Letter between the Registrant and Jennifer McNealey dated May 19, 2021.	S-1	333-256644	10.7+	5/28/21
10.8+	Confirmatory Employment Letter between the Registrant and Daniel Gibson dated May 19, 2021.	S-1	333-256644	10.8+	5/28/21
10.9+	Confirmatory Employment Letter between the Registrant and Timothy Cloutier dated May 19, 2021.	S-1	333-256644	10.9+	5/28/21
10.10+	Confirmatory Employment Letter between the Registrant and Brent Hunter dated May 19, 2021.	S-1	333-256644	10.10+	5/28/21

10.11+	Executive Incentive Compensation Plan.	S-1	333-256644	10.11+	5/28/21
10.12+	Form of Change in Control Severance Agreement.	S-1	333-256644	10.12+	5/28/21
10.13+	Outside Director Compensation Policy.	S-1	333-256644	10.13+	5/28/21
10.14	Office Lease, dated April 4, 2019, between the Registrant and BMR-Waples LP, as amended.	S-1	333-256644	10.14+	5/28/21
10.15#	Supply Agreement, dated October 26, 2015, between the Registrant and Integrated DNA Technologies, Inc., as amended.	S-1	333-256644	10.15+	5/28/21
10.16#	Loan and Security Agreement, dated March 4, 2021, between the Registrant and Silicon Valley Bank.	S-1	333-256644	10.16+	5/28/21
10.17#	Confidential Settlement Agreement between the Registrant and New England Biolabs, Inc. dated September 20, 2017.	S-1/A	333-256644	10.17#	6/14/21
10.18	Separation and General Release Agreement	10-Q	001-40497	10.2	11/10/21
10.19	Second Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated November 8, 2021	8-K	001-40497	10.1#	11/08/21
10.20#	Research Collaboration and License Agreement by and between Registrant and Pfizer Inc. dated December 20, 2021	10-K	001-40497	10.21#	3/23/22
21.1	Subsidiaries of the Registrant	S-1	333-256644	21.1	5/28/21
23.1	Consents of Independent Registered Public Accounting Firms.
31.1†

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: March 22, 2023

TELESIS BIO, INC.

By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd R. Nelson	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 22, 2023
Todd R. Nelson

/s/ Andrea L. Jackson	Director	March 22, 2023
Andrea L. Jackson

/s/ Jami D. Nachtsheim	Director	March 22, 2023
Jami D. Nachtsheim

/s/ Annette Tumolo	Director	March 22, 2023
Annette Tumolo

/s/ William F. Snider	Director	March 22, 2023
William F. Snider

/s/ Christine A. Tsingos	Director	March 22, 2023
Christine A. Tsingos

/s/ Frank R. Witney	Chair of the Board of Directors	March 22, 2023
Frank R. Witney