Form 10-K/A
period 2022-12-31
Telesis Bio Inc.
filed 2023-05-01
CIK 1850079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM
10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITY EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Commission File Number
001-40497

TELESIS BIO INC.
(Exact name of registrant as specified in its charter)

Delaware	45-1216839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10431 Wateridge Circle, Suite 150, San Diego, CA 92121
(Address of principal executive offices)
(858)
228-4115
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	TBIO	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐
No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐
No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒
No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒
No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒
No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of
the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐
No  ☒

Auditor Firm:	Auditor Firm ID:	Auditor Firm Location:
WithumSmith+Brown, PC	100	San Francisco, CA
The aggregate market value of voting stock held by
non-affiliates
of the Registrant on June 30, 2022, based on the closing price of $1.80 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $16.8 million. In determining the market value of non-affiliate
common stock.
The number of shares of Registrant’s common stock issued and outstanding as of April 24, 2023 was 29,698,496.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends Telesis Bio Inc.’s (the “Company,” “Telesis,” “we,” “us” or “our”) Annual Report on Form
10-K
for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “Original
10-K”),
to include the information required by Items 10 through 14 of Part III of the Original
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment to include Part III information in our Form
10-K
because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form
10-K.
Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibit 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original
10-K.
Unless otherwise stated, this Amendment does not reflect events occurring after the filing of the Original
10-K
or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original
10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our business affairs are managed under the direction of our board of directors, which currently consists of seven (7) members. Our board of directors has affirmatively determined that six (6) of our seven (7) directors qualify as “independent” within the meaning of the listing standards of the Nasdaq Stock Market LLC (Nasdaq). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of March 31, 2023 and certain other information for each of the directors:

Name	Class	Age	Position	Director Since	Current Term Expires
Director Nominees
Andrea L. Jackson (2)(3)	II	44	Director	2021	2023
Franklin R. Witney (1)(2)	II	69	Chair of the Board of Directors	2020	2023
Todd R. Nelson	I	56	President, Chief Operating Officer and Director	2018	2025
William F. Snider (1)(2)	I	53	Director	2019	2025
Christine A. Tsingos (1)	III	64	Director	2021	2024
Jami Nachtsheim (3)	III	64	Director	2021	2024
Annette V. Tumolo	III	68	Director	2022	2024

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee

Andrea L. Jackson. Ms. Jackson has served as a member of our board of directors since May 2021. Ms. Jackson is a Partner at Northpond Ventures, a science, medical and technology focused venture capital firm founded in 2018. Prior to joining Northpond in March 2020, Ms. Jackson served as the commercial lead at Farcast Biosciences, an oncology clinical diagnostic company. Prior to Farcast Ms. Jackson held various senior commercial leadership roles in life science startups and large companies such as PerkinElmer, Inc. and Millipore. Before her operating roles, Ms. Jackson worked on JPMorgan’s Healthcare Investment Banking team and focused on life science tools, diagnostics, and biotechnology companies. Ms. Jackson is a board director of other emerging growth companies, including Current Health, NanoView Biosciences, Octave Bioscience, Outcomes4Me, Scitara Corporation, Syapse, Inc., VieCure and Vizgen. Ms. Jackson received an M.B.A. from Kellogg School of Management at Northwestern University and a B.A., with honors, from Washington University in St. Louis.

We believe that Ms. Jackson is qualified to serve on our board of directors because of her operational expertise and her experience as an investor in emerging growth companies.

Franklin R. Witney. Dr. Witney has served as a member of our board of directors since December 2020. Since September 2016, Dr. Witney has served as an Operating Partner at Ampersand Capital Partners, a private equity firm. From July 2011 to March 2016, Dr. Witney served as President and Chief Executive Officer of Affymetrix, Inc., a provider of life science products and molecular diagnostic products, until Affymetrix, Inc. was acquired by Thermo Fisher Scientific Inc. From April 2009 to May 2011, Dr. Witney served as President and Chief Executive Officer of Dionex Corporation, a provider of analytical instrumentation and related accessories and chemicals. From December 2008 to April 2009, Dr. Witney served as Affymetrix’s Executive Vice President and Chief Commercial

Officer. From July 2002 to December 2008, Dr. Witney served as President and Chief Executive Officer of Panomics Inc. Dr. Witney currently serves on the board of directors of PerkinElmer Inc., Standard BioTools and Cerus Corporation and the private companies Jumpcode, Leinco Technologies and Emulate, Inc. He has previously served on the boards of Nexcelom, Gyros Protein Technologies, RareCyte Inc., GeneOptx and Canopy Bioscience. Dr. Witney earned a B.S. in microbiology from the University of Illinois and a M.S, in microbiology and Ph.D in molecular and cellular biology from Indiana University.

We believe Dr. Witney is qualified to serve on our board of directors because of his substantial experience in in the life science industry, which he acquired in various roles as officer and director of public and private companies.

Todd R. Nelson. Dr. Nelson has served as our President and Chief Executive Officer and a member of our board of directors since July 2018. Prior to joining our company, Dr. Nelson served as the Chief Executive Officer of several life science companies through expansive phases of financial and commercial growth. From December 2014 until its acquisition by Beacon Discovery, Inc. in September 2017, Dr. Nelson served as Chief Executive Officer of DiscoverX Corporation, a leading developer and manufacturer of reagents intended for drug discovery. From September 2011 to October 2014, Dr. Nelson served as Chief Executive Officer of MP Biomedicals, LLC a global manufacturer and distributor of products and services for the life science, fine chemicals, diagnostics and dosimetry markets. From June 2007 to January 2011, Dr. Nelson served as Chief Executive Officer of eBioscience, Inc., a manufacturer and distributor of immunology reagents used in pharmaceutical research. Dr. Nelson also previously served as Vice President of Global Corporate Development and Strategy at Life Technologies Corporation (now Thermo Fisher Scientific Inc.), as First Vice President Global Securities and Economics at Merrill Lynch & Co., and as Global Head of Life Sciences at RBC Capital Markets LLC. Dr. Nelson served on the board of directors of Tonbo Biosciences Corporation until its acquisition by Cytek Bioscienes and currently serves on the board of directors of TCRx Corporation. Dr. Nelson received a B.A. in Psychology, a Ph.D. from the University of Minnesota and an M.B.A. in Finance from the Carlson School of Management at the University of Minnesota. Dr. Nelson also completed clinical fellowship training at Mayo Graduate School of Medicine in clinical chemistry from 1996 to 1998.

We believe that Dr. Nelson is qualified to serve on our board of directors due to his leadership track record, broad experience in the life sciences industry, and his service as our chief executive officer and president.

William F. Snider. Mr. Snider has served as a member of our board of directors since September 2019. Since 2006, Mr. Snider has served as Partner at BroadOak Capital Partners, LLC, a merchant bank with a focus on the life sciences industry. Prior to joining BroadOak, Mr. Snider was a general partner and co-founder of Emerging Technology Partners, LLC, a life sciences focused venture capital firm. Prior to Emerging Technology Partners, he was a vice president and portfolio manager at T. Rowe Price Group, Inc., a global investment management firm, where his responsibilities included managing mutual funds and institutional client portfolios. Mr. Snider also serves on the board of directors of Halo Labs, Inc., Science and Medicine Group, Biolog, Inc., Flagship Biosciences and MdBio Foundation. Mr. Snider is a CFA charter holder and earned a B.S.E. in Finance and an M.B.A from the Wharton School at the University of Pennsylvania.

We believe Mr. Snider is qualified to serve on our board of directors because of his extensive experience as an investor in the life sciences industry and his service on a number of boards of biotechnology companies.

Jami Nachtsheim. Ms. Nachtsheim has served as a member of our board of directors since June 2021. From June 1980 until her retirement in June 2000, Ms. Nachtsheim served in a variety of positions at Intel Corporation, a semiconductor company, most recently as Corporate Vice President of the Sales and Marketing Group and Director of Worldwide Marketing. Since April 2016, Ms. Nachtsheim has served on the board of directors of Intuitive Surgical, Inc., a developer, manufacturer and marketer of robotic products designed to improve clinical outcomes of patients through minimally invasive surgery. Since March 2019, Ms. Nachtsheim has served on the board of directors of Cerus Corporation, a biomedical products company. Ms. Nachtsheim has previously served as a member of the board of directors of several privately held companies, including FEI Company, Affymetrix, Inc., Southwall Technologies Inc., ACT Conferencing, Inc. and Vixel Corporation. Ms. Nachtsheim received a B.S. in Business Management from Arizona State University.

We believe that Ms. Nachtsheim is qualified to serve on our board of directors because of her extensive experience in the life science industry and her service as a director of various public and private companies.

Christine A. Tsingos. Ms. Tsingos has served as a member of our board of directors since May 2021. From 2002 until her retirement in April 2019, Ms. Tsingos served as the Executive Vice President and Chief Financial Officer of Bio-Rad Laboratories, Inc. Prior to 2002, Ms. Tsingos held executive positions at Autodesk, Inc., The Cooper Companies, Inc. and Attest Systems, Inc. Ms. Tsingos also serves on the board of directors of Envista Holdings, Inc., Onto Innovation Inc. (formerly Nanometrics Incorporated) and Varex Imaging Corporation. Ms. Tsingos earned her B.A. in International Studies from the American University in Washington D.C. and an M.B.A in International Business from the George Washington University.

We believe Ms. Tsingos is qualified to serve on our board of directors because of her over 25 years of financial and operational experience and experience serving on other boards of directors and because of her substantial experience in the life sciences industry.

Annette V. Tumolo. Ms. Tumolo has served as a member of our board of directors since July 2022. Ms. Tumolo recently retired from her position as Executive Vice President and President, Life Science Group, of Bio-Rad Laboratories, Inc. effective January 4, 2022. At Bio-Rad Laboratories, Ms. Tumolo was appointed Executive Vice President, President, Life Science Group in September 2017. Previously she was Executive Vice President and General Manager of the Digital Biology Group from 2015 to 2017, Senior Vice President of the Digital Biology Center from 2014 to 2015, and Vice President, Director of the Digital Biology Center from 2012 to 2014. Prior to that she held various positions within Bio-Rad Laboratories since joining it in 1989, including Vice President and Division Manager of the Gene Expression Division, and Business Unit Manager of the Molecular Biology Business Unit. Ms. Tumolo received a M.S. from the Department of Botany and Plant Pathology at Michigan State University and a B.S. in Biological Sciences from Rutgers University.

We believe Ms. Tumolo is qualified to serve on our board of directors because of her substantial experience in the life sciences and research instruments industry.

Board Diversity Matrix as of March 31, 2023

	Female		Male
Total Number of Directors		7
Part I: Gender Identity
Directors	4		3
Part II: Demographic Background
African American or Black
White	4		3
Hispanic or Latinx
Two or More Races or Ethnicities

Family Relationships

There are no family relationships among any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 31, 2023. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Todd R. Nelson	56	President, Chief Executive Officer, Director
Daniel G. Gibson	46	Chief Technology Officer
Robert H. Cutler	55	Chief Legal Officer
Eric Esser	55	Chief Operating Officer

For the biography of Todd R. Nelson, please see “Board of Directors and Corporate Governance.”

Daniel G. Gibson. Dr. Gibson has served as our Chief Technology Officer since August 2018. From February 2011 to August 2018, Dr. Gibson served in various roles at Synthetic Genomics, Inc., our former parent company and a biotechnology company focused on synthetic biology, including Principal Scientist and Vice President of DNA Technology. Dr. Gibson was responsible for developing new synthetic biology technology for application in a broad range of industries. Since 2004, Dr. Gibson has also served as a professor in the synthetic biology group at the J. Craig Venter Institute, a non-profit genomics research institute. Dr. Gibson earned a B.S. in Biological Sciences from the State University of New York at Buffalo and a Ph.D. in Molecular Biology from the University of Southern California.

Robert H. Cutler. Mr. Cutler has served as our Chief Legal Officer since July 2021. Mr. Cutler served as General Counsel of Synthetic Genomics, Inc. from February 2016 to August 2021, and General Counsel of LifeVantage Corporation from January 2012 to May 2015. Prior to that, he was Vice President of Business Development at Somaxon Pharmaceuticals and served in various legal and business development roles at Biogen, Inc.. Prior to Biogen, Mr. Cutler worked as a corporate and securities lawyer for two large law firms. Mr. Cutler earned a B.A. in Finance from the University of Utah and a J.D. from Brigham Young University.

Eric Esser. Mr. Esser has served as our Chief Operating Officer since May 2022. Prior to joining the Company, Mr. Esser served as VP of Manufacturing and Supply Chain at Berkeley Lights, Inc. from December 2019 to May 2022 and VP of Operations at Unchained Labs from May 2015 to October 2019. Prior to that, he was Head of Global Operations at ProteinSimple, General Manager for Metallkraft AS’s China and Singapore division, General Manager, China and Director New Product Introduction at Molecular Devices, and Manufacturing Engineering Manager at KLA-Tencor. Mr. Esser earned a BSEET in Engineering from DeVry University.

CORPORATE GOVERNANCE

Director Independence

Our common stock is listed on the Nasdaq Global Market. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of this offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Andrea Jackson, Jami Nachtsheim, William F. Snider, Christine A. Tsingos, Annette V. Tumolo and Franklin R. Witney, representing six of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Board Leadership Structure

Our board of directors is currently chaired by Franklin R. Witney. As a general policy, our board of directors believes that separation of the positions of Chair of our board of directors and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As such, Todd R. Nelson serves as our Chief Executive Officer while Dr. Witney serves as the Chair of our board of directors but is not an officer.

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Christine A. Tsingos, Franklin R. Witney and William F. Snider, with Ms. Tsingos serving as Chair. Our board of directors has determined that each of the members of our audit committee satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Ms. Tsingos is an “audit committee financial expert” within the meaning of SEC rules and regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee is also responsible to, among other things:

•	select, retain, compensate, evaluate, oversee, and where appropriate, terminate the independent registered public accounting firm to audit our consolidated financial statements;

•	help to ensure the independence and performance of the independent registered public accounting firm;

•	approve audit and non-audit services and fees;

•

review consolidated financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly consolidated financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	prepare the audit committee report that the SEC requires to be included in our annual proxy statement;

•	review reports and communications from the independent registered public accounting firm;

•	review the adequacy and effectiveness of our internal controls and disclosure controls and procedure;

•	review our policies on risk assessment and risk management;

•	oversee all matters related to the security of and risks related to computerized information and technology systems (including privacy, data security, and cybersecurity matters);

•

review the overall adequacy and effectiveness of our legal, regulatory, and ethical compliance programs and reports regarding compliance with applicable laws, regulations, and internal compliance programs;

•	review related party transactions; and

•

establish and oversee procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our audit committee is available on our investor relations website at ir.telesisbio.com. Our audit committee met eight times in 2022.

Compensation Committee

Our compensation committee consists of Franklin R. Witney, Andrea L. Jackson and William F. Snider with Dr. Witney serving as Chair. Our board of directors has determined that each of the members of our committee is independent under the listing standards of Nasdaq and a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

Our compensation committee oversees our compensation policies, plans, and benefits programs. The compensation committee is also responsible to, among other things:

•	oversee our overall compensation philosophy and compensation policies, plans and benefit programs;

•	review and recommend for approval to the board of directors compensation for our executive officers and directors;

•	prepare the compensation committee report that the SEC will require to be included in our annual proxy statement; and

•	administer our equity compensation plans.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our compensation committee is available on our investor relations website at ir.telesisbio.com. Our compensation committee met five times in 2022.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jami Nachtsheim and Andrea L. Jackson, with Ms. Nachtsheim serving as Chair. Our board of directors has determined that Ms. Jackson and Ms. Nachtsheim are independent under the listing standards of Nasdaq.

Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. The nominating and corporate governance committee is also responsible to, among other things:

•	identify, evaluate and make recommendations to our board of directors regarding nominees for election to our board of directors and its committees;

•	consider and make recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	review developments in corporate governance practices;

•	evaluate the adequacy of our corporate governance practices and reporting;

•	evaluate the performance of our board of directors and of individual directors; and

•	review and monitor conflicts of interest situations, and approve or prohibit any involvement in matters that may involve a conflict of interest or taking of a corporate opportunity.

Our nominating and corporate governance committee operates under a written charter that satisfies the listing standards of Nasdaq. A copy of the charter for nominating and corporate governance committee is available on our investor relations website at ir.telesisbio.com. Our nominating and corporate governance committee met two times in 2022.

Attendance at Board and Stockholder Meetings

During our fiscal year ended December 31, 2022, our board of directors held six meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served on such committee.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we strongly encourage, but do not require, our directors to attend. Six members of our board of directors attended our annual meeting in June 2022.

Compensation Committee Interlocks and Insider Participation

During 2022, Franklin R. Witney, Andrea L. Jackson and William F. Snider served on our compensation committee. None of the members of compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods, including engaging the services of outside consultants and search firms, to identify and evaluate director nominees. In its evaluation of director candidates, our nominating and corporate governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors. Some of the qualifications that our nominating and corporate governance committee considers include such factors as character, integrity, judgment, diversity (including, without limitation, diversity in terms of gender, race, ethnicity and experience), age, independence, skills, education, expertise, business acumen, corporate experience, length of service, understanding of our business and other commitments, among other things.

Nominees must also have the highest personal and professional ethics and integrity and skills that are complementary to those of the existing directors. Director candidates must have the ability to assist and support management and make significant contributions to our success based on proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment. Nominees must also have an understanding of the fiduciary responsibilities that are required of a member of our board of directors and the commitment of time and energy necessary to diligently carry out those responsibilities. Members of our board of directors are expected to prepare for, attend, and participate in all board of directors and applicable committee meetings. Our nominating and corporate governance committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

The nominating and corporate governance committee considers the suitability of each director candidate, including current directors, in light of the current size and composition of our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that our board of directors should be a diverse body, and our nominating and corporate governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our nominating and corporate governance committee may take into account the benefits of diverse viewpoints. Our nominating and corporate governance committee also considers these and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection.

Stockholder Recommendations for Nominations to the Board of Directors

Under our bylaws, stockholders may directly nominate persons for election to our board of directors. Any nomination must comply with the requirements set forth in our bylaws and should be sent in writing to our Corporate Secretary at Telesis Bio Inc. 10431 Wateridge Circle, Suite 150, San Diego, CA 92121. To be timely for the 2023 annual meeting of stockholders, nominations must be received by our Corporate Secretary not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which we first mailed our proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting. In the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year anniversary of the date of the previous year’s annual meeting, then notice by the stockholder to be timely must be so received by our Corporate Secretary not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting and (ii) the 10th day following the day on which public announcement of the date of such annual meeting is first made.

Communications with the Board of Directors

Interested parties wishing to communicate with non-management members of our board of directors may do so by writing and mailing the correspondence to our Corporate Secretary at Telesis Bio Inc., 10431 Wateridge Circle, Suite 150, San Diego, CA 92121. Our Corporate Secretary monitors these communications and will provide a summary of all received bona fide messages to our board of directors at each regularly scheduled meeting of our board of directors. Where the nature of a communication warrants, our Corporate Secretary may determine, in his or her judgment, to obtain the more immediate attention of the appropriate committee of the board of directors or non-management director, of independent advisors or of our management.

This procedure does not apply to (a) communications to non-management directors from officers or directors who are stockholders, (b) stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act or (c) communications to our audit committee pursuant to our complaint procedures for accounting and auditing matters.

Management and Board Diversity

Diversity is important to us, and we have always had diversity within our management team and across the company. We believe that our management and board of directors should be diverse, including a diversity of experience, competency in relevant fields, gender, race, ethnicity and age. In making determinations regarding nominations of directors, our nominating and governance committee takes into account the benefits of diverse viewpoints. Our nominating and corporate governance committee will also consider these and other factors as it oversees the annual board of directors and committee evaluations. Our board of directors is also advancing our human capital management strategy to ensure more opportunities for diverse candidates, including new programs to recruit diverse candidates.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our investor relations website at ir.telesisbio.com. We will post any amendments to our Code of Business Conduct and Ethics and any waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website or in filings under the Exchange Act.

Hedging and Pledging Prohibitions

As part of our Insider Trading Policy, our employees (including our executive officers and the non-employee members of our board of directors) are prohibited from trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities. This includes any hedging or similar transaction designed to decrease the risks associated with holding shares of our common stock. In addition, our employees (including our executive officers and the non-employee members of our board of directors) are prohibited from holding our common stock in a margin account or pledging our securities as collateral for a loan.

Role of the Board in Risk Oversight

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements.

Our audit committee is responsible for overseeing the company’s significant business risks, including risks relating to accounting matters and financial reporting. Our nominating and corporate governance committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected the board of directors’ leadership structure.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2022, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements.

Item 11. Executive Compensation

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data. Our compensation committee makes decisions as to total compensation for each executive officer, although it may instead, in its discretion, make recommendations to our board of directors regarding executive compensation for its approval.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2021, our compensation committee initially retained Radford, a national compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Radford served at the discretion of our compensation committee. As part of its engagement, Radford assisted our compensation committee in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair. In September 2021, our compensation committee changed its executive compensation advisor to Compensia, Inc. who provided executive compensation information, recommendations, and advice for the remainder of 2021 and into 2022.

Our compensation committee periodically considers and assesses its advisor’s independence, including whether the advisor has any potential conflicts of interest with our company or members of our compensation committee. In connection with the advisor’s engagement, our compensation committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Radford and Compensia or the individual consultants employed by each firm that performed services for our compensation committee.

Our named executive officers for the fiscal year ended December 31, 2022, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2022 are:

•	Todd R. Nelson, our President, Chief Executive Officer and Director;

•	Daniel G. Gibson, our Chief Technology Officer; and

•	Robert H. Cutler, our Chief Legal Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(2)	All Other Compensation($)(3)	Total($)
Todd R. Nelson	2022	618,000	305,910	488,580	895,480	475	2,308,445
President and Chief Executive Officer	2021	615,946	257,088	—	1,635,153	3,751	2,511,938
Daniel G. Gibson	2022	424,981	163,612	225,420	518,336	1,775	1,334,124
Chief Technology Officer	2021	338,770	96,600	—	—	1,166	436,536
Robert Cutler	2022	409,231	158,404	222,360	618,456	943	1,409,394
Chief Legal Officer

(1)	The amounts reported represent the aggregate grant date fair value of restricted stock awards made to named executive officers during 2022, computed in accordance with FASB ASC Topic 718.
(2)

The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer in 2021 and 2022, calculated using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized net of the estimated forfeiture rate, over the requisite service period, which is generally the vesting period of the respective award. For information regarding assumptions underlying the valuation of equity awards, see the assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 22, 2023. These amounts do not correspond to the actual value that may be received by our executive officers if the stock options are exercised.

(3)	The amounts reported represent insurance premiums paid by the Company during 2021 and 2022 with respect to life insurance for the benefit of such named executive officer.

Outstanding Equity Awards at 2022 Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested($) (1)
Todd R. Nelson	04/24/21	286,429	414,571	(2)	1.15	(3)	04/24/31	—	—
	02/28/22	—	183,500	(4)	1.15	(3)	02/28/32	47,900	57,480
Daniel G. Gibson	03/08/19	39,507	—		0.39		03/08/29	—	—
	10/24/19	41,666	—		0.72		10/24/29	—	—
	02/28/22	—	84,700	(4)	1.15	(3)	02/28/32	22,100	26,520
	08/04/22	—	100,000	(5)	1.15	(3)	08/04/32	—	—
Robert H. Cutler	08/27/21	26,415	116,085	(6)	1.15	(3)	08/27/31	—	—
	02/28/22	—	83,700	(4)	1.15	(3)	02/28/32	21,800	26,160
	08/04/22	—	200,000	(5)	1.15	(3)	08/04/32	—	—

(1)

The amounts reported represent the aggregate market value of the unvested RSUs held by the Directors as of December 31, 2022, based on the closing price of a share of Telesis Bio Inc. common stock of $1.20 on December 31, 2022.

(2)

Shares subject to the option vested 25% on April 21, 2022, then the remaining shares vest in 36 equal monthly installments thereafter, subject to a three-month pause in vesting following the December 13, 2022 repricing date.

(3)	On December 13, 2022, our board of directors approved the repricing of all outstanding stock options that had an exercise price greater than $1.15.
(4)	Shares subject to the option vest 25% on May 27, 2023, then the remaining shares vest in 36 equal monthly installments thereafter.
(5)	Shares subject to the option vest 100% on November 4, 2024.
(6)

Shares subject to the option vested 25% on August 27, 2022, then the remaining shares vest in 36 equal monthly installments thereafter, subject to a three-month pause in vesting following the December 13, 2022 repricing date.

Employment Arrangements with Our Named Executive Officers

Todd R. Nelson

We have entered into a confirmatory employment agreement with Dr. Nelson, our President and Chief Executive Officer. The confirmatory employment agreement has no specific term and provides for at-will employment. Dr. Nelson’s current annual base salary is $618,000, and Dr. Nelson’s annual target bonus is 50% of his annual base salary.

Daniel G. Gibson

We have entered into a confirmatory employment agreement with Dr. Gibson, our Chief Technology Officer. The confirmatory employment agreement has no specific term and provides for at-will employment. Dr. Gibson’s current annual base salary is $425,000, and Dr. Gibson’s annual target bonus is 35% of his annual base salary.

Robert H. Cutler

We have entered into a confirmatory employment agreement with Mr. Cutler, our Chief Legal Officer. The confirmatory employment agreement has no specific term and provides for at-will employment. Mr. Cutler’s current annual base salary is $410,000, and Mr. Cutler’s annual target bonus is 35% of his annual base salary.

Potential Payments Upon Termination or Change in Control

We have adopted a change in control severance arrangement for our named executive officers that provides for the severance and change in control benefits only in the circumstances as described below.

If a named executive officer’s employment is terminated outside the period beginning three months before a change in control and ending 12 months following a change in control (the change in control period), either (i) by us (or any of our subsidiaries) without “cause” (and other than by reason of death or disability) or (ii) by the named executive officer for “good reason” (as such terms are defined in the named executive officer’s change in control severance agreement), the named executive officer will receive the following benefits if he timely signs and does not revoke a release of claims in our favor:

•

a lump-sum payment equal to 12 months (in the case of Dr. Nelson) or nine months (in the case of Dr. Gibson and Mr. Cutler) of the named executive officer’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction); and

•

payment of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), for the named executive officer and the named executive officer’s eligible dependents, if any, for up to 12 months (in the case of Dr. Nelson) or nine months (in the case of Dr. Gibson and Mr. Cutler), or taxable monthly payments for the equivalent period in the event payment of the COBRA premiums would violate, or be subject to an excise tax under, applicable law.

If, within the change in control period, the named executive officer’s employment is terminated either (i) by us (or any of our subsidiaries) without cause (and other than by reason of death or disability) or (ii) by the named executive officer for good reason, the named executive officer will receive the following benefits if the named executive officer timely signs and does not revoke a release of claims in our favor:

•

a lump-sum payment, less applicable withholdings, equal to the sum of (x) 18 months (in the case of Dr. Nelson) or 12 months (in the case of Dr. Gibson and Mr. Cutler) of the named executive officer’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction or if greater, at the level in effect immediately prior to the change in control) and (y) in the case of Dr. Nelson, Dr. Gibson and Mr. Cutler, 150% and 100%, respectively, of the named executive officer’s target annual bonus as in effect for the fiscal year in which the termination occurs;

•

payment for premiums for coverage under COBRA for the named executive officer and the named executive officer’s eligible dependents, if any, for up to 18 months (in the case of Dr. Nelson) or 12 months (in the case of Dr. Gibson or Mr. Cutler); and

•

100% accelerated vesting and exercisability (as applicable) of all outstanding equity awards and, in the case of an equity award with performance-based vesting unless otherwise specified in the applicable equity award agreement governing such award, all performance goals and other vesting criteria will be deemed achieved at 100% of target levels.

If any of the amounts provided for under these change in control severance arrangements or otherwise payable to our named executive officers would constitute “parachute payments” within the meaning of Section 280G of the Code and could be subject to the related excise tax, the named executive officer would be entitled to receive either full payment of benefits under their change in control severance arrangement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the named executive officer. The change in control severance agreements do not require us to provide any tax gross-up payments.

401(k) Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers who remain employed with us, and who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan.

The 401(k) plan authorizes employer matching and discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)(5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
2019 Stock Incentive Plan (1)	233,326	$0.56	—
2021 Equity Incentive Plan (2)	1,278,562	$2.68	—
2021 Stock Incentive Plan (3)	2,976,667	$1.99	2,517,179
2021 Employee Stock Purchase Plan (4)	—	—	405,350

TOTAL	4,488,555	$2.11	2,922,529.00

(1)

Our board of directors adopted, and our stockholders approved, the 2019 Stock Incentive Plan, as amended and restated (the 2019 Plan). In connection with our initial public offering and the adoption of the 2021 SIP, we no longer grant awards under the 2019 Plan; however, all outstanding options issued pursuant to the 2019 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2021 SIP.

(2)

Our board of directors adopted, and our stockholders approved, the 2021 Stock Incentive Plan, as amended and restated (the 2021 Plan). In connection with our initial public offering and the adoption of the 2021 SIP, we no longer grant awards under the 2021 Plan; however, all outstanding options issued pursuant to the 2021 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2021 SIP.

(3)

Our board of directors adopted, and our stockholders approved, the 2021 Stock Incentive Plan. The 2021 SIP provides that the number of shares available for issuance under the 2021 SIP will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 5,250,000 shares, (ii) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine.

(4)

Our board of directors adopted, and our shareholders approved, the 2021 Employee Stock Purchase Plan (the ESPP). The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 1,050,000 shares, (ii) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as may be determined by our board of directors.

(5)	On December 13, 2022, our board of directors approved the repricing of all outstanding stock options that had an exercise price greater than $1.15.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	287,185	25.89	1,375,239
Equity compensation plan not approved by security holders	—	—	—
Total	287,185	25.89	1,375,239

(1)	The weighted average exercise price does not take into account outstanding RSUs or PSUs, which have no exercise price.

Director Compensation

In connection with our initial public offering, our board of directors adopted, and our stockholders approved, a new compensation policy for our non-employee directors. This policy was developed with input from our compensation committee’s independent compensation consultant, Radford, a business of Rewards Solutions, Aon (Radford), regarding practices and compensation levels at comparable companies. It is designed to attract, retain and reward non-employee directors. In January 2022, we received input from a new compensation consultant, Compensia, Inc. and based on its recommendations, our board of directors adopted a new compensation policy for our non-employee directors as described below.

Under the outside director compensation policy, each non-employee director receives the cash and equity compensation for his or her services as a member of our board of directors, as described below. We also reimburse our non-employee directors for reasonable, customary and documented travel expenses to meetings of our board of directors or its committees.

The compensation policy includes a maximum annual limit of $750,000 of cash compensation and equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year, increased to $1,000,000 in an individual’s first year of service as a non-employee director. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any cash compensation paid, or equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director) or prior to the effective date of the compensation policy, will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Our outside director compensation policy provides for the following cash compensation program for our non-employee directors:

•	$40,000 per year for service as a board member;

•	$35,000 per year for service as non-executive chair of the board;

•	$20,000 per year for service as chair of the audit committee;

•	$10,000 per year for service as member of the audit committee;

•	$15,000 per year for service as chair of the compensation committee;

•	$7,500 per year for service as a compensation committee member;

•	$10,000 per year for service as chair of the nominating and corporate governance committee; and

•	$5,000 per year for service as a member of the nominating and corporate governance committee.

Each non-employee director who serves as the chair of a committee will receive only the additional annual cash fee as the chair of the committee, and not the annual fee as a member of the committee, provided that any non-employee director who serves as the non-executive chair will receive the annual fee for service as a board member and an additional annual fee as the non-executive chair. All cash payments to non-employee directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

Initial Awards. Pursuant to our outside director compensation policy, each person who first becomes a non-employee director will receive, on the first trading date on or after the date on which the person first becomes a non-employee director, an initial award with a value equal to approximately $360,000, with 60% of such award being in the form of options and 40% of such award being in the form of restricted stock units. (the Initial Award). The Initial Award will vest (i) for options, as to one-thirty-sixth of the shares subject to the Initial Award each month following the grant date and (ii) for restricted stock units, as to one-third of the shares subject to the Initial Award each year following the grant date, all subject to the non-employee director’s continued service through the applicable vesting date. If the person was a member of our board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle them to an Initial Award.

Annual Awards. Each non-employee director automatically will receive, on the first trading day immediately after the date of each annual meeting of our stockholders (an Annual Meeting), an annual award with a value equal to approximately $180,000, with 60% of such award being in the form of options and 40% of such award being in the form of restricted stock units; provided, however, that a non-employee director who has not been a director for at least six months prior to the date of the applicable annual meeting of our stockholders will not receive an Annual Award. Each Annual Award will vest in its entirety on the earlier of (x) the one year anniversary of the Annual Award’s grant date, or (y) the day immediately prior to the date of the next annual meeting of our stockholders that follows the grant date of the Annual Award, subject to the non-employee director’s continued service through the applicable vesting date.

In the event of a “change in control” (as defined in our 2021 Stock Incentive Plan), each non-employee director will fully vest in their outstanding company equity awards issued under the director compensation policy, including any Initial Award or Annual Award, immediately prior to the consummation of the change in control provided that the non-employee director continues to be a non-employee director through such date. The term of each option granted under this compensation policy is ten years, subject to earlier termination as provided in the 2021 SIP.

2022 Compensation

Directors who are also our employees receive no additional compensation for their service as directors. Todd R. Nelson was an employee director during 2022. See the section titled “Executive Compensation” for additional information about Dr. Nelson’s compensation.

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2022. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors in 2022.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Andrea L. Jackson(3)	—	—	—	—
Jami Nachtsheim	39,208	71,999	54,154	165,361
William F. Snider(3)	—	—	—	—
Christine A. Tsingos	54,644	71,999	54,154	180,797
Franklin R. Witney	118,706	71,999	54,154	244,859
Annette V. Tumolo(4)	17,835	143,999	109,679	271,513

(1)	The amounts reported represent the aggregate grant date fair value of restricted stock awards made to non-employee Directors during 2022, computed in accordance with FASB ASC Topic 718.

(2)

The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the director in fiscal 2022, calculated using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized net of the estimated forfeiture rate, over the requisite service period, which is generally the vesting period of the respective award. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 22, 2023. These amounts do not correspond to the actual value that may be received by our executive officers if the stock options are exercised.

(3)	Ms. Jackson and Mr. Snider have opted not to accept compensation for their service on the Board.
(4)	Ms. Tumolo joined our board of directors in July 2022.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2022:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Vested Options	Number of Securities Underlying Unexercised Unvested Options		Option Exercise Price($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested($) (2)
Jami Nachtsheim	08/27/2021	43,812	73,021	(3)	11.75	08/27/2031	—	—
	06/09/2022	—	30,945	(4)	3.49	06/09/2032	20,630	24,756
Christine A. Tsingos	05/19/2021	46,246	70,587	(5)	11.34	05/19/2031	—	—
	06/09/2022	—	30,945	(4)	3.49	06/09/2032	20,630	24,756
Franklin R. Witney	03/03/2021	115,815	115,816	(6)	4.38	03/03/2031	—	—
	06/09/2022	—	30,945	(4)	3.49	06/09/2032	20,630	24,756
Annette V. Tumolo	07/20/2022	15,544	96,373	(7)	1.93	07/20/2032	74,611	89,533

(1)	The amounts in this column are based upon the fair market value of our common stock on the date of grant, as determined by our board of directors.
(2)

The amounts reported represent the aggregate market value of the unvested RSUs held by the Directors as of December 31, 2022, based on the closing price of a share of Telesis Bio Inc. common stock of $1.20 on December 31, 2022.

(3)	Shares subject to the option vest 25% on June 1, 2022, then in 36 equal monthly installments thereafter.
(4)

Shares will vest on the earlier of (x) the one year anniversary of the grant date, or (y) the day immediately prior to the date of the next annual meeting of our stockholders that follows the grant date..

(5)	Shares subject to the option vest 25% on May 18, 2022, then in 36 equal monthly installments thereafter.
(6)	Shares subject to the option vested 25% on December 14, 2021, then in 36 equal monthly installments thereafter.
(7)	Shares subject to the option vest in 36 equal monthly installments beginning August 20, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Current Management Security Ownership of Certain Beneficial Owners and Current Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2023 for:

•	each of our directors and nominees for director;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or group known by us to be the beneficial owner of more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of beneficial ownership on 29,387,654 shares of our common stock outstanding as of March 31, 2022. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person.

We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Telesis Bio Inc., 10431 Wateridge Circle, Suite 150, San Diego, California, 92121.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Greater than 5% Stockholders:
Entities affiliated with Northpond Ventures LP(1)	9,844,130	32.3%
GATTACA Mining LLC(2)	6,225,238	20.4%
BroadOak Fund IV, LLC(3)	2,319,045	7.6%
Danaher Innovation Center LLC(4)	2,294,157	7.5%
Named Executive Officers and Directors:
Todd R. Nelson(5)	6,594,635	21.6%
Daniel G. Gibson(6)	191,546	*
Robert H. Cutler(7)	70,567	*
Andrea L. Jackson(8)	31,088	*
Jami Nachtsheim(9)	55,982	*
Annette V. Tumolo(10)	-	*
William F. Snider(11)	2,319,045	7.6%
Christine A. Tsingos(12)	58,416	*
Franklin R. Witney(13)	130,292	*

All directors and executive officers as a group (9 persons)(14)	9,451,571	31.0%

* Represents less than 1%.

(1)

As reported on Schedule 13D filed with the SEC on July 1, 2021. Consists of (i) 9,375,380 shares held of record by Northpond Ventures LP (Northpond LP), and (ii) 468,750 shares held of record by Northpond Ventures II, LP (Northpond II LP). Northpond LP is managed by Northpond Ventures GP, LLC (Northpond GP) and may be deemed to be the indirect beneficial owner of the 9,375,380 shares beneficially owned by Northpond LP. Northpond II LP is managed by Northpond Venture GP II, LLC (Northpond II GP) and may be deemed to be the indirect beneficial owner of the 468,750 shares of Common Stock beneficially owned by Northpond II LP. Michael P. Rubin is the sole managing member of each of Northpond GP and Northpond II GP. As a result of the foregoing relationships, Mr. Rubin may be deemed to be the indirect beneficial owner of the 9,844,130 Common Stock beneficially owned by Northpond LP and Northpond II LP. Mr. Rubin has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the Common Stock held by Northpond LP and Northpond II LP. Each of Northpond LP, Northpond GP, Northpond II LP and Northpond II GP disclaims beneficial ownership of the securities reported herein except to the extent of its pecuniary interest therein. Andrea L. Jackson, a member of our board of directors, is a Director of Northpond Ventures, LLC, an investment firm affiliated with Northpond Ventures, LP and Northpond GP LLC. Ms. Jackson disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein, if any. The address of Northpond Ventures, LP is 7500 Old Georgetown Rd, Suite 850, Bethesda, MD 20814.

(2)

Consists of (i) 6,000,000 shares held of record by GATTACA Mining LLC (GATTACA), (ii) 102,722 shares held of record by Todd R. Nelson, and (iv) 122,516 shares held of record by M-185 Corporation. As reported on Schedule 13D filed with the SEC on February 15, 2022,Todd R. Nelson is the managing member of GATTACA and may be deemed to have voting and dispositive power over the shares held by GATTACA. The address of GATTACA is P.O. Box 676273, Rancho Santa Fe, CA 92067. As reported on Form 4 filed with the SEC on November 14, 2022, Todd R. Nelson is the majority owner of M-185 Corporation and may be deemed to have voting and dispositive power over the shares held by M-185 Corporation.

(3)

As reported on Schedule 13G filed with the SEC on February 17, 2022. Consists of 2,319,045 shares held of record by BroadOak Fund IV, LLC. BroadOak Asset Management, LLC is the manager and general partner of BroadOak Fund IV, LLC, and BroadOak Capital Partners, LLC is the managing member of BroadOak Asset Management, LLC. William F. Snider, a member of our board of directors is a partner and manager of BroadOak Capital Partners, LLC. Each of Mr. Snider and BroadOak Capital Partners, LLC may be deemed to have voting and dispositive power over the shares held by BroadOak Fund IV, LLC, and each disclaims beneficial ownership of such shares except to the extent of his/its indirect pecuniary interest therein, if any. The address for BroadOak Fund IV, LLC is 4800 Montgomery Lane Suite 230, Bethesda, MD 20814.

(4)

As reported on Schedule 13G filed with the SEC on February 1, 2022. Consists of 2,294,157 shares held of record by Danaher Innovation Center LLC. Danaher Innovation Center LLC is an indirect, wholly owned subsidiary of Danaher Corporation. The address of Danaher Innovation Center LLC is 2200 Pennsylvania Avenue, NW, Suite 800W, Washington, DC 20037. These shares were held by DH Life Sciences LLC, another wholly owned subsidiary of Danaher Corporation, as of March 31, 2021, and were transferred to Danaher Innovation Center LLC on April 23, 2021.

(5)

Consists of (i) 102,722 shares held of record by Todd R. Nelson, (ii) 369,397 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2023, (iii) the 6,000,000 shares referenced in footnote 2, and (iv) the 122,516 shares referenced in footnote 2.

(6)	Consists of 89,198 shares held of record by Daniel G. Gibson and 102,348 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2023.
(7)	Consists of 10,292 shares held of record by Robert H. Cutler and 60,275 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2023.
(8)	Ms. Jackson declined to receive equity compensation in connection with her service as a Director.
(9)	Consists of 55,982 shares issuable to Ms. Nachtsheim pursuant to stock options exercisable within 60 days of March 31, 2023.
(10)	Ms. Tumolo joined the board of directors in July 2022. Consists of 31,088 shares issuable to Ms. Tumolo pursuant to stock options exercisable within 60 days of March 31, 2023.
(11)	Consists of the shares referenced in footnote 3. Mr. Snider disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(12)	Consists of 58,416 shares issuable to Ms. Tsingos pursuant to stock options exercisable within 60 days of March 31, 2023.
(13)	Consists of 130,292 shares issuable to Dr. Witney pursuant to stock options exercisable within 60 days of March 31, 2023.
(14)

Consists of (i) 8,643,773 shares beneficially owned by our current executive officers and directors, and (ii) 807,798 shares issuable pursuant to stock options held by such directors and officers and exercisable within 60 days of March 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

We have granted stock options to our executive officers and certain of our directors. See the sections titled “Executive Compensation-Outstanding Equity Awards at Fiscal Year-End” and “Management-Director Compensation” for a description of these stock incentive awards.

Other than as described above under this section titled “Certain Relationships and Related Party Transactions,” since January 1, 2022, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, our bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that they are or were one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that they are or were one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

Further, we have entered into or will enter into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, bylaws and in indemnification agreements that we have entered into or will enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Item 14. Principal Accountant Fees and Services.

Our audit committee has appointed WithumSmith+Brown, PC, an independent registered public accounting firm, to audit our financial statements for our fiscal year ending December 31, 2023. WithumSmith+Brown, PC has served as our independent registered public accounting firm since 2020.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by WithumSmith+Brown, PC for our fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$421,286	$523,916
Audit-Related Fees	—	—
Tax Fees	29,282	14,900
All Other Fees	—	—

Total Fees	$450,568	$538,816

(1)	Includes the audits, quarterly reviews, review of registration statements and issuance of a comfort letter.

Auditor Independence

In our fiscal year ended December 31, 2022, there were no other professional services provided by WithumSmith+Brown, PC that would have required our audit committee to consider their compatibility with maintaining the independence of WithumSmith+Brown, PC.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to WithumSmith+Brown, PC for our fiscal years ended December 31, 2022 and 2021 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed in Part II of the Annual Report on the Original 10-K:

1. Financial Statements

The Financial Statements required by this item are listed on the Index to Financial Statements in Part IV, Item 15(a)1 of the Original 10-K.

2. Financial Statement Schedule

Schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement among Telesis Bio, Inc. and the stockholders of Eton Bioscience Inc. dated November 9, 2021	8-K	001-40497	2.1	11/9/21

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-256644	3.2	5/28/21

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-256644	3.4	5/28/21

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2019.	S-1	333-256644	4.1	5/28/21

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-256644	4.2	6/14/21

4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of March 4, 2021.	S-1	333-256644	4.3	5/28/21

4.4	Description of the Registrant’s securities registered pursuant to section 12 of the securities exchange act of 1934.	10-K	001-40497	4.4	3/23/22

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-256644	10.1	5/28/21

10.2+	2019 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.2	5/28/21

10.3+	2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.3+	5/28/21

10.4+	2021 Stock Incentive Plan and forms of agreements thereunder.	S-1/A	333-256644	10.4+	6/14/21

10.5+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-256644	10.5+	5/28/21

10.6+	Confirmatory Employment Letter between the Registrant and Todd Nelson dated May 19, 2021.	S-1	333-256644	10.6+	5/28/21

10.7+	Confirmatory Employment Letter between the Registrant and Jennifer McNealey dated May 19, 2021.	S-1	333-256644	10.7+	5/28/21

10.8+	Confirmatory Employment Letter between the Registrant and Daniel Gibson dated May 19, 2021.	S-1	333-256644	10.8+	5/28/21

10.9+	Confirmatory Employment Letter between the Registrant and Timothy Cloutier dated May 19, 2021.	S-1	333-256644	10.9+	5/28/21

10.10+	Confirmatory Employment Letter between the Registrant and Brent Hunter dated May 19, 2021.	S-1	333-256644	10.10+	5/28/21

10.11+	Executive Incentive Compensation Plan.	S-1	333-256644	10.11+	5/28/21

10.12+	Form of Change in Control Severance Agreement.	S-1	333-256644	10.12+	5/28/21

10.13+	Outside Director Compensation Policy.	S-1	333-256644	10.13+	5/28/21

10.14	Office Lease, dated April 4, 2019, between the Registrant and BMR-Waples LP, as amended.	S-1	333-256644	10.14+	5/28/21

10.15#	Supply Agreement, dated October 26, 2015, between the Registrant and Integrated DNA Technologies, Inc., as amended.	S-1	333-256644	10.15+	5/28/21

10.16#	Loan and Security Agreement, dated March 4, 2021, between the Registrant and Silicon Valley Bank.	S-1	333-256644	10.16+	5/28/21

10.17#	Confidential Settlement Agreement between the Registrant and New England Biolabs, Inc. dated September 20, 2017.	S-1/A	333-256644	10.17#	6/14/21

10.18	Separation and General Release Agreement	10-Q	001-40497	10.2	11/10/21

10.19	Second Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated November 8, 2021	8-K	001-40497	10.1#	11/08/21

10.20#	Research Collaboration and License Agreement by and between Registrant and Pfizer Inc. dated December 20, 2021	10-K	001-40497	10.21#	3/23/22

10.21#	Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust and the lenders from time to time party thereto	10-Q	001-40497	10.1	11/09/22

10.22#	Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and the lenders from time to time party thereto	10-Q	001-40497	10.2	11/09/22

21.1	Subsidiaries of the Registrant	S-1	333-256644	21.1	5/28/21

23.1	Consents of Independent Registered Public Accounting Firms.	10-K	001-40497	23.1	3/22/23

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40497	31.1	3/22/23

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40497	32.1	3/22/23

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
#

Portions of the exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material; and (ii) the Registrant customarily and actually treats the omitted information as private or confidential.

†

The certifications attached as Exhibit 32.1 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023

TELESIS BIO, INC.

By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd R. Nelson	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	May 1, 2023
Todd R. Nelson

/s/ Andrea L. Jackson	Director	May 1, 2023
Andrea L. Jackson

/s/ Jami D. Nachtsheim	Director	May 1, 2023
Jami D. Nachtsheim

/s/ Annette V. Tumolo	Director	May 1, 2023
Annette V. Tumolo

/s/ William F. Snider	Director	May 1, 2023
William F. Snider

/s/ Christine A. Tsingos	Director	May 1, 2023
Christine A. Tsingos

/s/ Frank R. Witney	Chair of the Board of Directors	May 1, 2023
Frank R. Witney