Form 10-Q
period 2023-03-31
Telesis Bio Inc.
filed 2023-05-12
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had outstanding 29,698,496 shares of common stock as of April 30, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$23,357	$30,419
Restricted cash	175	175
Short-term investments	8,710	13,159
Accounts receivable, net of allowance for bad debts of $343 at March 31, 2023 and December 31, 2022	5,835	5,851
Inventory	2,294	2,200
Prepaid expenses and other current assets	2,568	3,288
Total current assets	42,939	55,092
Property and equipment, net	7,256	6,861
Right-of-use assets	21,346	1,660
Other long-term assets	981	981
Goodwill	14,886	14,886
Other intangible assets, net	1,754	1,882
Total assets	$89,162	$81,362
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,439	$1,295
Accrued employee expenses	3,297	5,858
Finance lease liability, current portion	27	59
Operating lease liability, current portion	747	578
Deferred revenue, current portion	2,975	3,958
Other accrued liabilities	1,321	1,377
Other current liabilities	434	373
Total current liabilities	11,240	13,498
Finance lease liability, net of current portion	30	30
Operating lease liability, net of current portion	21,157	1,111
Notes payable, net of discount and current portion	19,755	19,649
Derivative liabilities	227	367
Deferred revenue, net of current portion	134	142
Total liabilities	$52,543	$34,797
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022. No shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 29,698,496 and 29,647,091 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	161,472	160,304
Accumulated other comprehensive income (loss)	2	(3)
Accumulated deficit	(124,860)	(113,741)
Total stockholders' equity	36,619	46,565
Total liabilities and stockholders' equity	$89,162	$81,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$3,001	$2,423
Service revenue	1,674	1,705
Collaboration revenue	962	962
Royalties and other revenue	679	546
Total revenue	6,316	5,636
Cost of revenue	2,805	2,858
Gross profit	3,511	2,778
Operating expenses:
Research and development	5,121	6,305
Sales and marketing	3,807	3,546
General and administrative	5,554	5,790
Total operating expenses	14,482	15,641
Loss from operations	(10,971)	(12,863)
Other expense, net:
Interest expense, net	(249)	(336)
Change in fair value of derivative liabilities	140	23
Other expense, net	(36)	(12)
Total other expense, net	(145)	(325)
Loss before provision for income taxes	(11,116)	(13,188)
Provision for income taxes	(3)	(6)
Net loss	$(11,119)	$(13,194)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale short-term investments	5	(16)
Total comprehensive loss	$(11,114)	$(13,210)
Net loss attributable to common stockholders	$(11,119)	$(13,194)
Net loss per share attributable to common stockholders—basic and diluted	$(0.37)	$(0.45)
Weighted average common stock outstanding—basic and diluted	29,663,006	29,331,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balances at December 31, 2021	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of Common Stock upon exercise of stock options	70,534	—	78	—	—	78
Stock-based compensation expense	—	—	448	—	—	448
Unrealized loss on available-for-sale short-term investments	—	—	—	—	(16)	(16)
Net loss	—	—	—	(13,194)	—	(13,194)
Balances at March 31, 2022	29,389,112	$5	$156,575	$(78,464)	$(16)	$78,100

Balances at December 31, 2022	29,647,091	$5	$160,304	$(113,741)	$(3)	$46,565
Issuance of Common Stock upon exercise of stock options	17,380	—	12	—	—	12
Vesting of restricted stock units	34,025	—	—	—	—	—
Stock-based compensation expense	—	—	1,156	—	—	1,156
Unrealized gain on available-for-sale short-term investments	—	—	—	—	5	5
Net loss	—	—	—	(11,119)	—	(11,119)
Balances at March 31, 2023	29,698,496	$5	$161,472	$(124,860)	$2	$36,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(11,119)	$(13,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	386	217
Amortization of intangible assets	128	113
Amortization of debt discount	97	95
Stock-based compensation	1,156	448
Amortization of operating lease right-of-use assets	625	263
Change in fair value of derivative liabilities	(140)	(23)
Non-cash interest on finance leases	—	(1)
Loss on asset disposal	28	—
Accretion of discount on short-term investments	(139)	—
Changes in operating assets and liabilities:
Accounts receivable	16	(896)
Inventories	(94)	(168)
Deposits, prepaid expenses and other current assets	720	284
Accounts payable, accrued payroll and accrued liabilities	(1,742)	673
Deferred revenue	(991)	6,915
Operating lease liabilities	(98)	(348)
Net cash used in operating activities	(11,167)	(5,622)
Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	11,750	—
Purchase of property and equipment	(470)	(459)
Purchases of short-term investments	(7,157)	(45,424)
Net cash provided by (used in) investing activities	4,123	(45,883)
Cash Flows From Financing Activities:
Payments on finance leases	(30)	(20)
Proceeds from the exercise of common stock options	12	78
Net cash (used in) provided by financing activities	(18)	58
Net (Decrease) Increase In Cash, Cash Equivalents, and Restricted Cash	(7,062)	(51,447)
Cash, cash equivalents, and restricted cash at beginning of period	30,594	82,806
Cash, cash equivalents, and restricted cash at end of period	$23,532	$31,359

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$509	$273
Purchases of property and equipment included in accounts payable and accrued expenses	$487	$269
Right-of-use-assets obtained in exchange for operating lease liabilities	$20,313	$—

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

On November 18, 2021, the Company entered into a Share Purchase Agreement, with the stockholders of EtonBio, Inc., a California corporation (Eton), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of Eton (see Note 7). The total purchase price was approximately $14.1 million, which was funded with the Company’s existing cash on hand. Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.

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

Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations. These operating losses and negative cash flows have been financed principally from the issuance of equity securities and debt. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts, on terms acceptable to the Company, or at all. Risks to which the Company is exposed include uncertainties related to the ability to achieve revenue-generating products; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. Based upon the Company’s current plans, management believes that the financial resources available as of the date of this report are insufficient to fund the Company’s operations for the next twelve months following the issuance date of these condensed consolidated financial statements. The Company will seek additional financing opportunities in the coming months to increase the financial resources available to the Company.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of March 31, 2023, the Company had an accumulated deficit of $124.9 million. In June 2021, the Company received $112.5 million in net proceeds upon completion of its IPO. The Company has also received $8.0 million in upfront payments and $2.5 million in milestone payments under its collaboration with Pfizer Inc. (Note 15). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, drawing on existing credit facilities, collaborations, strategic alliances, licensing arrangements and other sources of funding. However, the existing credit facilities may not be available if certain financial covenants are not achieved. Although the Company is actively pursuing new financing opportunities, it may not be able to raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining additional funding. Financings, if available, may be on terms that are dilutive to shareholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of its common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently are insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Quarterly Report. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP), and include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and as amended by Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 22, 2023, as amended on May 1, 2023 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2022 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report. Since the date of the audited consolidated financial statements for the year ended

December 31, 2022 included in the Annual Report, there have been no changes to its significant accounting policies except as noted below.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include the Company’s ability to continue as a going concern, revenue recognition, impairment assessment for goodwill and intangible assets, allowance for doubtful accounts, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, share-based compensation, and accrued warranty are subject to significant estimation. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company reclassified an aggregate of $0.1 million of field services and technical support costs from the research and development line to the sales and marketing and general administrative lines on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. The Company believes these costs are better reflected in sales and marketing. The reclassification had no impact on net loss for the three months ended March 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company adopted this standard on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

3.
FAIR VALUE MEASUREMENT

The following tables summarize the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise of money market funds, commercial paper, U.S. government agencies and the contingent put option liability (in thousands):

	Fair value measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$21,371	$—	$—	$21,371
Commercial paper	—	1,486	—	1,486
U.S. government agencies	—	7,224	—	7,224
Total	$21,371	$8,710	$—	$30,081

Liabilities
Contingent put option liability	$—	$—	$227	$227
Total	$—	$—	$227	$227

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,784	$—	$—	$26,784
Commercial paper	—	1,737	—	1,737
U.S. government agencies	—	11,422	—	11,422
Total	$26,784	$13,159	$—	$39,943

Liabilities
Contingent put option liability	$—	$—	$367	$367
Total	$—	$—	$367	$367

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement and the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other expense, net as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of March 31, 2023 and December 31, 2022, the adjusted market rate of debt was 14.47% and 12.58%, respectively, and the probability of default was 60% and 63%, respectively. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2022	$367
Change in fair value	(140)
Fair value at March 31, 2023	$227

Contingent Put Option Liability
Fair value at December 31, 2021	$108
Change in fair value	(23)
Fair value at March 31, 2022	$85

For the three months ended March 31, 2023 and 2022, the Company recorded a change in fair value of the contingent put option liability included in other income of $0.1 million and $23,000, respectively.

4.
INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$1,486	$—	$—	$1,486
U.S. Government agencies	7,222	2	—	7,224
Total	$8,708	$2	$—	$8,710

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$1,737	$—	$—	$1,737
U.S. Government agencies	11,425	1	(4)	11,422
Total	$13,162	$1	$(4)	$13,159

As of March 31, 2023 and December 31, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of March 31, 2023 and March 31, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three months ended March 31, 2023 and 2022, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

5.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory consisted of the following on March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$1,613	$1,044
Work in process and sub-assemblies	656	647
Finished goods	25	509
Total	$2,294	$2,200

6.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$5,792	$5,647
Furniture and fixtures	64	64
Computer hardware and software	1,531	1,531
Leasehold improvements	58	58
Construction in progress	2,134	1,501
Total	9,579	8,801
Less: Accumulated depreciation and amortization	(2,323)	(1,940)
Total property and equipment, net	$7,256	$6,861

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.2 million, respectively, and is included in operating expenses.

7.
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

For the three months ended March 31, 2023 and 2022, the Company did not record any impairment of goodwill.

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

Other intangible assets, net consists of the following (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,837)	$1,313
Trade name	80	(37)	43
Customer relationships	420	(38)	382
Non-competition agreements	30	(14)	16
Total	$3,680	$(1,926)	$1,754

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(1,725)	$1,425
Trade name	80	(30)	50
Customer relationships	420	(32)	388
Non-competition agreements	30	(11)	19
Total	$3,680	$(1,798)	$1,882

Amortization expense for each of the three months ended March 31, 2023 and 2022 was approximately $0.1 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of March 31, 2023 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2023	$386
2024	510
2025	478
2026	103
2027	28
Thereafter	249
Total	$1,754

8.
LEASES

As of March 31, 2023, the Company had five outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have remaining terms between one month and approximately 10 years. The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street terminated upon the occupancy of office and laboratory space at 10431 Wateridge Circle in March 2023. The Wateridge Pointe lease provides for a tenant improvement (TI) allowance for the renovation and build-out of the spaces up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Combined rent for the two buildings under the Wateridge Pointe lease is approximately $3.9 million per year, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street occurred in the first quarter of 2023. Occupancy and commencement of the 10421 Wateridge Circle lease will occur in the second quarter of 2023.

The components of lease cost under ASC 842 are as follows (in thousands):

	March 31,
	2023	2022
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use asset	$7	$20
Interest on lease liabilities	2	1
Operating lease costs	968	311
Variable lease cost	181	119
Short term lease cost	195	160
Total lease cost	$1,353	$611

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$461	$396
Operating cash flows from finance leases	$2	$1
Financing cash flows from finance leases	$30	$20

The weighted-average remaining lease term and discount rate were as follows:

	March 31,
	2023	2022
Weighted-average remaining lease term
Finance leases	2.6 years	0.7 years
Operating leases	9.8 years	4.0 years
Weighted-average discount rate
Finance leases	10.0%	7.7%
Operating leases	9.7%	8.5%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of March 31, 2023 (in thousands):

Year Ending December 31,	Operating	Finance
2023	$2,026	$32
2024	3,276	32
2025	3,375	—
2026	3,476	—
2027	3,535	—
Thereafter	19,242	—
Total future minimum lease payments	34,930	64
Less: imputed interest	(13,026)	(7)
Present value of operating lease liability	$21,904	$57

Less: current portion of lease liability	(747)	(27)
Non-current portion of lease liability	21,157	30

The table above excludes an estimated $11.7 million of legally binding minimum lease payments to be made over a period of approximately 10 years for the lease at 10421 Wateridge Circle, San Diego, California that has been executed but not yet commenced as of March 31, 2023 . Commencement of the lease at 10421 Wateridge Circle will occur in the second quarter of 2023.

9.
NOTES PAYABLE

Loan and Security Agreement

As of March 31, 2023 and December 31, 2022, the loans payable on the condensed consolidated balance sheets pertains to the Credit, Security and Guaranty Agreement with MidCap Financial Trust and consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of loans payable	$20,000	$20,000
Less: Current portion of loans payable	—	—
Loans payable, net of current portion	20,000	20,000
Accrued interest	181	172
Final debt payment liability	900	900
Debt discount and financing costs, net of accretion	(1,326)	(1,423)
Loans payable, net of discount and current portion	$19,755	$19,649

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

The Term Loan bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the Term Loans is payable monthly in arrears on the first day of each month and at maturity. For the three months ended March 31, 2023, the effective interest rate on outstanding borrowings was approximately 12.70%.

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

The Company may borrow, repay and reborrow the Revolving Loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolving Loans may be used for working capital needs and general corporate purposes. As of March 31, 2023, no amount of Revolving Loans was outstanding under the 2022 Revolving Loan Agreement.

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

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the consolidated balance sheet. As of March 31, 2023, the estimated fair value of the contingent put option liability was $0.2 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

The estimated future principal payments due under the 2022 Loan Agreements were as follows:

March 31, 2023
Estimated future principal payments due
2023	$—
2024	—
2025	4,167
2026	10,000
2027	5,833
Total	$20,000

10.
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

11.
STOCK-BASED COMPENSATION

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of approximately $1.2 million and $0.4 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 5,250,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2023, the number of shares of common stock reserved for issuance under the 2021 SIP was 2,659,590.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the three months ended March 31, 2023 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2022	4,488,555	$2.11	8.9	$252
Options granted	60,600	1.42
Options exercised	(17,380)	0.70
Options cancelled	(77,153)	1.35
Balances at March 31, 2023	4,454,622	$2.12	8.6	$7,279
Vested and expected to vest at March 31, 2023	3,763,657	$2.11	8.6	$6,171
Exercisable at March 31, 2023	1,116,941	$2.66	7.9	$1,733

There were 60,600 options granted during the three months ended March 31, 2023. The weighted average grant date calculated fair value of options granted during the three months ended March 31, 2023 was $1.01 per share.

The calculated value of option grants during the three months ended March 31, 2023 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

March 31, 2023
Risk free interest rate	4.1%
Expected dividend yield	—%
Expected term	3.3 years
Forfeiture rate	20.0%
Expected volatility	110.6%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the three months ended March 31, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	272,601	$6.41
Vested	(34,025)	10.20
Unvested at March 31, 2023	238,576	$5.87

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.03% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of March 31, 2023, the number of shares of common stock that may be issued under the ESPP is 701,820.

As of March 31, 2023, 237,835 shares of common stock have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

Three Months Ended
March 31, 2023
Stock options	$1,000
Restricted stock units	126
Employee stock purchase plan	30
Total	$1,156

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

Three Months Ended
March 31, 2023
Research and development	$299
Sales and marketing	166
General and administrative	691
Total	$1,156

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $6.9 million, which is expected to be recognized over a weighted average period of 2.5 years.

12.
COMMITMENTS AND CONTINGENCIES

Litigation

The Company may become involved in various claims, suits, and legal proceedings from time to time in the ordinary course of its business. The Company accrues a liability when it believes that it is both probable and the amount of loss can be reasonably estimated. While the outcome of such claims, lawsuits or other proceedings cannot be predicted with certainty, management expects that any liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Leases

The Company’s non-cancelable lease commitments are described in Note 8.

13.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(11,119)	$(13,194)
Net loss attributable to common stockholders	$(11,119)	$(13,194)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,663,006	29,331,325
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.45)

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

	March 31,
	2023	2022
Stock options to purchase common stock	4,454,622	3,636,821
Restricted stock units that vest into common stock	238,576	174,400
Shares issuable under employee stock purchase plan	115,480	—
Total	4,808,678	3,811,221

14.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the three months ended March 31, 2023 and 2022.

15.
COLLABORATION

In December 2021, the Company entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which the Company agreed to collaborate with Pfizer to further develop the Company's novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment from Pfizer to the Company, along with success-based technical milestone payments that could be earned in the near term. The Company is also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of the Company’s technology developed and licensed under the agreement.

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

Under the Pfizer Agreement, Pfizer has made an upfront payment to us of $8.0 million and a milestone payment of $2.5 million. If the Company meets certain additional technical milestones, the Company will be eligible to receive an additional $7.5 million in near-term milestone payments associated with the research plan.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. In the fourth quarter of 2022 the Company achieved its first technical milestone associated with the research plan and recognized $2.5 million in revenue associated with the milestone achievement. As of March 31, 2023 no other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three months ended March 31, 2023, the Company recognized $1.0 million of revenue related to the Pfizer Agreement. As of March 31, 2023, aggregate deferred revenue related to the Pfizer Agreement was $2.7 million, all of which was classified as current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Telesis Bio Inc. and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K (the Annual Report) filed with the Securities and Exchange Commission (the SEC) on March 22, 2023 and amended on May 1, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•
BioXp 3250 system: which we believe is the first commercially available push-button, walkaway, end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time;
•
BioXp 9600 system: a walkaway, high throughput end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time, with onboard NGS preparation;
•
BioXp DBC: will be our first entry into delivering on demand enzymatic DNA synthesis with design to endpoint-ready synthetic RNA in as few as 24 hours;
•
BioXp portal: a user-friendly online portal that offers an intuitive guided workflow and design tools for building new DNA sequences and assembling them into vector(s) of choice;
•
BioXp De Novo kits: will contain all the necessary building blocks and reagents, including our proprietary Gibson Assembly branded reagents, for specific synthetic biology workflow applications to go from in-silico design to end-point product such as DNA or mRNA;
•
BioXp Select kits: offer customers the ability to use non-Telesis Bio DNA while using the BioXp to perform synthetic biology workflow applications such as cloning, mRNA generation and cell free amplification;
•
BioXp Next Generation Sequencing kits: will contain all the necessary reagents to go from DNA or RNA to a sequencer-ready library;

•
BioXp DBC kits: will contain all the necessary building blocks to go from a stock DNA kit to CRISPR guides in a single run; and
•
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system.
•
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

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through December 31, 2022, we have placed over 200 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies

Our BioXp system placements in 2022 represent the following markets and customer segments:

•
Areas of focus: 35% cell and gene therapy, 31% biologics, 14% vaccine development, 10% genome editing and 10% other.
•
Research area: 25% genetic/rare disease, 24% infectious disease, 12% immuno-oncology and 39% other.
•
Application: 12% cell engineering, 19% protein engineering, 18% vaccines, 51% antibody engineering, 12% nucleic acid engineering and 10% other.
•
Customer type: 54% biotechnology and pharmaceutical development, 25% academic institutions, 3% contract research and 18% other.

We estimate that our 2022 product sales mix statistics were as follows:

•
Sales mix: 61% BioXp systems, 27% BioXp kits, 9% services and 3% benchtop reagents.
•
Geographic mix: 72% North America, 14% Europe/Middle East/Africa and 14% Asia Pacific.
•
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

We have incurred significant operating losses since our inception. During the three months ended March 31, 2023 and 2022, our revenue was $6.3 million and $5.6 million, respectively. As of March 31, 2023, we had cash and cash equivalents of $23.4 million and short-term investments of $8.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $11.1 million and $13.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $124.9 million.

We expect that our cash, cash equivalents and short-term investments of $32.2 million as of March 31, 2023 will not be sufficient to fund our operating expenses for at least twelve months from the date our financial statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources” and “Going Concern” below.

Acquisition

On November 18, 2021, we entered into a Share Purchase Agreement, with the stockholders of EtonBio, Inc. (Eton), a California corporation, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $14.1 million, which was funded with our existing cash on hand.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. The contingent put option liability related to the 2021 Loan Agreement was extinguished in August 2022 in connection with the paydown and termination of the corresponding term loan. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At March 31, 2023, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue
Product revenue	$3,001	$2,423	$578
Service revenue	1,674	1,705	(31)
Collaboration revenue	962	962	—
Royalties and other revenue	679	546	133
Total revenue	6,316	5,636	680
Cost of revenue	2,805	2,858	(53)
Gross profit	3,511	2,778	733
Operating expenses:
Research and development	5,121	6,305	(1,184)
Sales and marketing	3,807	3,546	261
General and administrative	5,554	5,790	(236)
Total operating expenses	14,482	15,641	(1,159)
Loss from operations	(10,971)	(12,863)	1,892
Other expense, net:
Interest expense, net	(249)	(336)	87
Change in fair value of derivative liabilities	140	23	117
Other expense, net	(36)	(12)	(24)
Total other expense, net	(145)	(325)	180
Loss before provision for income taxes	(11,116)	(13,188)	2,072
Provision for income taxes	(3)	(6)	3
Net loss	$(11,119)	$(13,194)	$2,075

Revenue

Revenue for the three months ended March 31, 2023 was $6.3 million, compared to $5.6 million for the three months ended March 31, 2022. The increase of $0.7 million was primarily driven by a $0.6 million increase in product sales consisting of a $0.4 million increase in revenue related to our BioXp instruments which includes the launch of our BioXp 9600 system and a $0.2 million increase in sales of BioXp kits.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2023 was $2.8 million, compared to $2.9 million for the three months ended March 31, 2022. The decrease of $0.1 million, despite an increase in product revenues was primarily driven by a change in product mix with the launch of the higher margin BioXp 9600 system during the latter half of 2022, and the sale of kits with higher average margins compared to the first quarter of 2022. Our gross margin percentage was 56% and 49% of total revenues for the three months ended March 31, 2023 and 2022, respectively. The favorable change in gross margin percentage was mainly due to a change in the mix of products sold during the first quarter of 2023, including the recently launched BioXp 9600 system.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were $5.1 million, compared to $6.3 million for the three months ended March 31, 2022. The $1.2 million decrease was primarily due to lower personnel expenses, consulting and professional services, and lab supplies, offset in part by increased stock-based compensation and depreciation expenses. Personnel expenses decreased by $0.5 million as we decreased our headcount during the second half of 2022. Consulting and professional services, as well as lab supplies expense, decreased by $1.1 million, primarily due to product development efforts related to our BioXp 9600 System during the first half of 2022, which were consummated upon the release of this product during the third quarter of 2022. The decreases to research and development expenses were partially offset by increases to stock-based compensation and depreciation expenses of $0.2 million and $0.1 million, respectively.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2023 were $3.8 million, compared to $3.5 million for the three months ended March 31, 2022. The $0.3 million increase was primarily attributable to higher travel related costs of $0.2 million due to less restrictive COVID-19 travel protocols, as well as $0.1 million in increased stock-based compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $5.6 million, compared to $5.8 million for the three months ended March 31, 2022. The $0.2 million decrease was primarily due to a $1.0 million decrease in professional services due to higher utilization of consultants during the first quarter of 2022 and litigation matters that were resolved later in 2022, and $0.4 million in lower insurance costs due to D&O insurance premium reductions achieved during our second year of being a publicly traded company. These decreases to general and administrative expenses were offset by a $0.8 million increase in lease expense as we were in the process of ending two leases while we moved into our new corporate headquarters at Wateridge Circle during the first quarter of 2023, as well as a $0.3 million increase to stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2023 was a net expense of $0.1 million, compared to a net expense of $0.3 million for the three months ended March 31, 2022. The decrease of $0.2 million was primarily due to a $0.1 million reduction to the fair value of our derivative liability and decreased interest expense of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). After completion of our IPO, we received $20.0 million under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements), $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. As of March 31, 2023, we had cash and cash equivalents of $23.4 million and short-term investments of $8.7 million.

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

These matters raise substantial doubt about our ability to continue as a going concern within one year from the date of filing this Quarterly Report. The accompanying consolidated financial statements have been prepared under the assumption we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other capital sources, including collaborations with other companies, and other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity offerings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our products even if we would otherwise prefer to develop and market such products ourselves.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our consolidated cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(11,167)	$(5,622)
Net cash provided by (used in) investing activities	4,123	(45,883)
Net cash (used in) provided by financing activities	(18)	58
Net decrease in cash	$(7,062)	$(51,447)

Operating Activities

During the three months ended March 31, 2023, operating activities used $11.2 million of cash, primarily resulting from our net loss of $11.1 million, partially offset by non-cash charges of $2.1 million and changes in our operating assets and liabilities of $2.2 million. Non-cash charges consisted primarily of $1.2 million in stock-based compensation, depreciation and amortization expense of $0.6 million, and amortization of our right-of-use operating lease asset of $0.6 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of a $1.7 million decrease in accounts payable, accrued payroll and accrued liabilities, and a $1.0 million decrease in deferred revenue related to the Pfizer Agreement, partially offset by a $0.7 million decrease in deposits, prepaid expenses and other current assets.

During the three months ended March 31, 2022, operating activities used $5.6 million of cash, primarily resulting from our net loss of $13.2 million, partially offset by changes in our operating assets and liabilities of $6.5 million and non-cash charges of $1.1 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $6.9 million increase in deferred revenue related to the Pfizer Agreement and a $0.7 million increase in accounts payable, accrued payroll and accrued liabilities, partially offset by a $0.9 million increase in accounts receivable. Non-cash charges consisted primarily of $ 0.4 million in stock-based compensation, depreciation and amortization expense of $0.3 million, and amortization of our right-of-use operating lease asset of $0.3 million

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $4.1 million, consisting primarily of $11.8 million of maturities of short-term investments, partially offset by $7.2 million of purchases of short-term investments and $0.5 million of purchases of property and equipment.

During the three months ended March 31, 2022, net cash used in investing activities was $45.9 million, consisting primarily of purchases of short-term investments.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was less than $0.1 million, consisting primarily of payments on finance leases.

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options.

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

In connection with the 2021 Loan Agreement, we issued to SVB a warrant to purchase a number of shares of preferred stock (the Preferred Warrant). The Preferred Warrant was exercisable into the number of preferred shares equal to approximately $0.2 million divided by the applicable warrant price. The Preferred Warrant was initially exercisable for Series A-1 convertible preferred stock at an exercise price of $3.61 per share. The Preferred Warrant also provided for the grant of additional shares upon the disbursement of an advance under the 2021 Loan Agreement. Such additional shares would be equal to 1.5% of the principal amount of the advance divided by the warrant price. The Preferred Warrant was exercisable at the original purchase price of the Series A-1 convertible preferred stock. When the Series A-1 convertible preferred stock in which the warrant would have been exercisable into converted into common stock, the warrant holder gained the right to exercise the warrant for such number of shares of common stock into which the preferred shares would have converted into had they been exercised prior to the conversion. The Preferred Warrant was able to be exercised at any time, in whole or in part. Unless previously exercised, the Preferred Warrant had an expiration date of March 4, 2031. The Preferred Warrant was exercised in June 2021 in exchange for 51,409 shares of common stock.

The term loans bore interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The loans were secured by substantially all of our assets, other than our intellectual property. We agreed not to encumber our intellectual property assets, except as permitted by the 2021 Loan Agreement.

A final payment (the Final Payment) equal to $0.4 million was due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans. The Final Payment was being accrued through interest expense using the effective interest method.

The 2021 Loan Agreement also included customary indemnification obligations and customary events of default, including, among other things, payment defaults, breaches of covenants following any applicable cure period, material misrepresentations, a failure of the loans or the lender’s security interest in the collateral to have the priority as required under the 2021 Loan Agreement, a material adverse change as defined in the 2021 Loan Agreement (including without limitation as a result of a government approval having been revoked, rescinded, suspended, modified or not renewed), certain material judgments and attachments, and events relating to bankruptcy or insolvency. The 2021 Loan Agreement also contained a cross default provision under which, if a third party (under any agreement) has a right to accelerate indebtedness greater than $0.5 million, we would be in default of the 2021 Loan Agreement. During the continuance of an event of default, SVB could apply a default interest rate of an additional 5% to the outstanding loan balances, and SVB could declare all outstanding obligations immediately due and payable and exercise other rights and remedies as set forth in the 2021 Loan Agreement and related loan documents. Acceleration would result in the payment of all outstanding loans, any default interest charged by the lender, all expenses of the lender and the Final Payment. The 2021 Loan Agreement was repaid in full and terminated in August 2022.

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

The term loans bear interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 5.75%. Interest on the term loans is payable monthly in arrears on the first day of each month and at maturity. For the three months ended March 31, 2023, the effective interest rate on outstanding borrowings was approximately 12.70%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The term loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three of the term, respectively. Once repaid, the term loans may not be reborrowed. We are also obligated to pay an exit fee equal to 4.5% of the outstanding principal amount of the term loans borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

We may borrow, repay and reborrow the revolving loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the revolving loans may be used for working capital needs and general corporate purposes. As of March 31, 2023, no revolving loans were outstanding under the 2022 Revolving Loan Agreement.

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

Funding Requirements

We expect our expenses to continue to be significant in connection with our ongoing activities, particularly with respect to research and development efforts related to our future products and our efforts to expand sales of current products and to commercialize future products. In addition, we expect to continue to incur costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•
the cost of developing new products that are commercially viable; and
•
the costs of marketing and selling our products globally.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves. Our ability to continue as a going concern is dependent upon the ability to raise additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. Based upon our current plans, we believe there currently is insufficient financial resources to fund our operations for at least twelve months from the filing date of this Quarterly Report. See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at March 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$34,929	$2,834	$6,700	$6,972	$18,423
Finance lease commitments (2)	64	32	32	—	—
Debt obligations (3)	28,108	2,138	10,726	15,244	—
Total	$63,101	$5,004	$17,458	$22,216	$18,423

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between December 2022 and May 2033. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of equipment that expire in October 2025.

(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 10.52% per annum, which was the interest rate in effect as of March 31, 2023 and assumes no borrowings under Tranche Two.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of March 31, 2023, we had approximately $32.2 million in cash, cash equivalents and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our condensed consolidated financial statements.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Vice President of Finance (VPF), or persons performing similar functions, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the VPF, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and the VPF have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below. These risks include, but are not limited to, the following:

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
•
our independent registered public accounting firm’s report for our Annual Report on Form 10-K contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”;
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

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred a net loss of $48.5 million for the year ended December 31, 2022, and a net loss of $11.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $124.9 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

•
increasing our sales and marketing and other commercialization efforts to drive market adoption of our products;
•
funding development and marketing efforts of our current or any future products;
•
expanding our technologies into additional markets;
•
acquiring, licensing or investing in technologies and other intellectual property rights;
•
acquiring or investing in complementary businesses or assets; and

•
financing capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•
our rate of progress in increasing penetration of our target markets with current and new products, and the cost of the sales and marketing activities associated with establishing adoption of our products;
•
our rate of progress in, and cost of research and development activities associated with, products in research and development; and
•
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

Our independent registered public accounting firm’s report for our Annual Report on Form 10-K contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2023, we had $32.2 million of cash, cash equivalents, and short-term investments. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, and we will likely need to raise additional capital in the near term in order to fund our operations through and beyond the first quarter of 2024 and to continue as a going concern thereafter. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of our Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

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

Our Credit, Security and Guarantee Agreements (2022 Loan Agreements) with MidCap Financial Trust and MidCap Funding IV Trust contains restrictive covenants that limit our operations

Pursuant to the terms of our Term Loan with MidCap Financial Trust and our Revolver Loan with MidCap Funding IV Trust (collectively MidCap and the Loans), we have borrowed $20.0 million and may become eligible to borrow up to an additional $20.0 million upon achievement of certain events. If we are not in compliance with the financial covenants of the 2022 Loan Agreements, it is unlikely that MidCap will offer to extend the additional $20.0 million of debt financing. The 2022 Loan Agreements with MidCap contain various restrictive covenants and other restrictions, including, among other things:

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

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our Chief Executive Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; and Eric Esser, our President and Chief Operating Officer, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Dr. Gibson, and Mr. Esser, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executives officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

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

Our information technology systems, and those of our vendors and partners, are potentially vulnerable to cybersecurity incidents such as data security breaches, which could lead to the loss and exposure of information, including personal, sensitive, and confidential data, to unauthorized persons, resulting in a data security breach. Any such data security breaches could, among other things, lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition, results of operations and prospects. In addition, any such data security breaches could result in legal claims or proceedings, regulatory inquiries, investigations, or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection, privacy, data security, and consumer protection regulations, violations of which could result in significant penalties and fines. Additionally, the introduction and passage of new privacy laws, including but not limited to the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023 and modifies the California Consumer Privacy Act (CCPA), potentially resulting in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which takes effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

We face significant competition in the synthetic biology technology market. We currently compete with synthetic biology technology companies and the companies that are supplying components, products and services that serve customers engaged in synthetic biology research. These companies include Thermo Fisher Scientific Inc.; Danaher Corporation; Azenta; GenScript Biotech Corporation; DNA Script SAS; Integrated DNA Technologies, Inc.; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd.; Eurofins Scientific; Synthego Corporation; Illumina, Inc.; and Roche AG.

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

In late 2021, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, we became aware that certain of our products had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our BioXp systems, into certain countries, including Russia. In the past, we may have exported products prior to receiving these required authorizations. We believe that these potential violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2021. Commencing in late 2021, we took a series of corrective actions intended to remediate the effect of any unauthorized past actions, including actions to permanently stop supporting the use of our BioXp systems in sanctioned countries. On April 3, 2013, the U.S. Department of Commerce, Bureau of Industry and Security issued a warning letter closing its investigation of this matter. The warning letter stated that based on the facts and circumstances, the matter is closed with no further action required. Should we have similar issues arise in the future, the U.S. government may reconsider its decision to close this matter.

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

The market price of our common stock has been highly volatile since our initial public offering and may continue to be volatile. As a result, you may not be able to sell your common stock at or above the price at which you purchased the stock. Some of the factors that may cause the market price of our common stock to continue fluctuating include, but are not limited to:

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

We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. Beginning with our second Annual Report on Form 10-K, we were required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b).

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

Unregistered Sales of Equity Securities

None during the three months ended March 31, 2023.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-256644	3.2	5/28/21
3.2	Certificate of Amendment to the Registrant's Amended and Restated Certificate of Incorporation, filed November 7, 2022	8-K	001-40497	3.1	11/8/22
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-40497	3.2	11/8/22
4.1	Amended and Restated Investors' Rights Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2019	S-1	333-256644	4.1	5/28/21
4.2	Specimen common stock certificate of the Registrant	S-1	333-25644	4.2	6/14/21
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of March 4, 2021	S-1	333-25644	4.3	5/28/21
4.4	Description of the Registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934	10-K	001-40497	4.4	3/23/22
21.1	Subsidiaries of the Registrant
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

Telesis Bio Inc.

Date: May 12, 2023

	By:	/s/ Todd R. Nelson
Todd R. Nelson
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)