Form 10-K/A
period 2021-12-31
Telesis Bio Inc.
filed 2023-05-17
CIK 1850079

UNITED STATE
S
SECURITIES AND EX
CHA
NGE COMMISSI
ON
Washington D.C. 20549

FORM
10-K/A

Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITY EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends Telesis Bio Inc.’s (the “Company,” “Telesis,” “we,” “us” or “our”) Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) o
n

March 23, 2022

(the “Original

10-K”).

W
e are filing this Amendment to amend and restate in its entirety Part II, Item 9A of the Original
10-K
to provide our management’s report on the Company’s internal control over financial reporting and correct other inadvertent omissions required to be included pursuant to Items 307 and 308 of Regulation
S-K.
Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive office and principal financial officer are attached to this Amendment as Exhibit 31.3.
Except for the changes to Part II, Item 9A and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original
10-K.
Unless otherwise stated, this Amendment does not reflect events occurring after the filing of the Original
10-K
or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original
10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO), and Principal Financial Officer (PFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our PEO and PFO concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Amendment.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.3*	Certification of Principal Executive Officer, Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2023

TELESIS BIO, INC.

By:	/s/ Todd R. Nelson
Todd R. Nelson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd R. Nelson Todd R. Nelson	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 17, 2023

/s/ Andrea L. Jackson Andrea L. Jackson	Director	May 17, 2023

/s/ Jami D. Nachtsheim Jami D. Nachtsheim	Director	May 17, 2023

/s/ Annette Tumolo Annette Tumolo	Director	May 17, 2023

/s/ William F. Snider William F. Snider	Director	May 17, 2023

/s/ Christine A. Tsingos Christine A. Tsingos	Director	May 17, 2023

/s/ Frank R. Witney Frank R. Witney	Chair of the Board of Directors	May 17, 2023