Form 10-K/A
period 2022-12-31
Telesis Bio Inc.
filed 2023-05-17
CIK 1850079

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington D.C. 20549

FORM
10-K/A

Amendment No. 2
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITY EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
Commission File Number
001-40497

TELESIS BIO INC.
(Exact name of registrant as specified in its charter)

Delaware	45-1216839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10431 Wateridge Circle
,
Suite 150
,
San Diego
,
CA
92121
(Address of principal executive offices)
(
858
)
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
The aggregate market value of voting stock held by
non-affiliates
of the Registrant on June 30, 2022, based on the closing price of $1.80 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $
16.8
 million. In determining the
market
value of
non-affiliate
common stock.
The number of shares of Registrant’s common stock issued and outstanding as of April 24, 2023 was
29,698,496
.

EXPLANATORY NOTE
This Amendment No. 2 (this “Amendment”) on Form
10-K/A
amends Telesis Bio Inc.’s (the “Company,” “Telesis,” “we,” “us” or “our”) Annual Report on Form
10-K
for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) o
n

March 22, 2023

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
10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO), and Principal Financial Officer (PFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of externally-reported consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). As discussed above, internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that their objectives have been met.

As of December 31, 2022, our management conducted an evaluation, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control -Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our PEO and PFO concluded that our internal control over financial reporting was effective as of December 31, 2022.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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