Form 10-Q
period 2023-06-30
Telesis Bio Inc.
filed 2023-08-11
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had outstanding 29,947,850 shares of common stock as of July 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$46,608	$30,419
Restricted cash	175	175
Short-term investments	747	13,159
Accounts receivable, net of allowance for credit losses of $763 and $343 at June 30, 2023 and December 31, 2022, respectively	8,240	5,851
Inventory	3,861	2,200
Prepaid expenses and other current assets	1,912	3,288
Total current assets	61,543	55,092
Property and equipment, net	7,557	6,861
Right-of-use assets	27,942	1,660
Other long-term assets	973	981
Goodwill	14,886	14,886
Other intangible assets, net	1,625	1,882
Total assets	$114,526	$81,362
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$1,430	$1,295
Accrued employee expenses	3,788	5,858
Finance lease liability, current portion	28	59
Operating lease liability, current portion	1,521	578
Deferred revenue, current portion	2,173	3,958
Other accrued liabilities	1,085	1,377
Other current liabilities	361	373
Total current liabilities	10,386	13,498
Finance lease liability, net of current portion	31	30
Operating lease liability, net of current portion	27,810	1,111
Notes payable, net of discount and current portion	19,873	19,649
Derivative liabilities	208	367
Deferred revenue, net of current portion	149	142
Total liabilities	$58,457	$34,797
Commitments and contingencies (Note 14)
Preferred stock, $.0001 par value; 5,000,000 shares authorized:
Redeemable convertible preferred stock, 280,000 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively; liquidation preference of $28,153 and $0 at June 30, 2023 and December 31, 2022, respectively	28,153	—
Stockholders' equity
Common stock, $.0001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 29,920,502 and 29,647,091 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	161,058	160,304
Accumulated other comprehensive income (loss)	-	(3)
Accumulated deficit	(133,147)	(113,741)
Total stockholders' equity	27,916	46,565
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$114,526	$81,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$2,670	2,337	$5,671	$4,760
Service revenue	1,713	1,755	3,387	3,460
Collaboration revenue	3,462	962	4,424	1,924
Royalties and other revenue	807	601	1,486	1,147
Total revenue	8,652	5,655	14,968	11,291
Cost of revenue	2,959	2,943	5,764	5,801
Gross profit	5,693	2,712	9,204	5,490
Operating expenses:
Research and development	4,587	6,950	9,708	13,255
Sales and marketing	3,360	4,688	7,167	8,225
General and administrative	5,712	5,561	11,266	11,360
Total operating expenses	13,659	17,199	28,141	32,840
Loss from operations	(7,966)	(14,487)	(18,937)	(27,350)
Other income (expense), net:
Interest expense, net	(333)	(299)	(582)	(635)
Change in fair value of derivative liabilities	19	(27)	159	(4)
Other expense, net	(3)	(12)	(39)	(24)
Total other expense, net	(317)	(338)	(462)	(663)
Loss before provision for income taxes	(8,283)	(14,825)	(19,399)	(28,013)
Provision for income taxes	(4)	(6)	(7)	(12)
Net loss	$(8,287)	$(14,831)	$(19,406)	$(28,025)
Less: redeemable convertible preferred stock dividends	(153)	—	(153)	—
Net loss attributable to common stockholders	$(8,440)	$(14,831)	$(19,559)	$(28,025)
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(0.50)	$(0.66)	$(0.95)
Weighted average common stock outstanding—basic and diluted	29,774,275	29,435,838	29,718,948	29,383,870

Other comprehensive loss:
Net loss	$(8,287)	$(14,831)	$(19,406)	$(28,025)
Unrealized gain (loss) on available-for-sale short-term investments	(2)	(18)	3	(34)
Total comprehensive loss	$(8,289)	$(14,849)	$(19,403)	$(28,059)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances at December 31, 2021	—	$—	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of common stock upon exercise of stock options	—	—	70,534	—	78	—	—	78
Stock-based compensation expense	—	—	—	—	448	—	—	448
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(13,194)	—	(13,194)
Balances at March 31, 2022	—	$—	29,389,112	$5	$156,575	$(78,464)	$(16)	$78,100
Issuance of common stock upon exercise of stock options	—	—	11,752	—	12	—	—	12
Issuance of common stock upon exercise of ESPP	—	—	113,207	—	339	—	—	339
Stock-based compensation expense	—	—	—	—	1,118	—	—	1,118
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(14,831)	—	(14,831)
Balances at June 30, 2022	—	$—	29,514,071	$5	$158,044	$(93,295)	$(34)	$64,720

Balances at December 31, 2022	—	$—	29,647,091	$5	$160,304	$(113,741)	$(3)	$46,565
Issuance of common stock upon exercise of stock options	—	—	17,380	—	12	—	—	12
Vesting of restricted stock units	—	—	34,025	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(11,119)	—	(11,119)
Balances at March 31, 2023	—	$—	29,698,496	$5	$161,472	$(124,860)	$2	$36,619
Issuance of common stock upon exercise of stock options	—	—	51,778	—	46	—	—	46
Issuance of common stock upon exercise of ESPP	—	—	108,338	—	126	—	—	126
Issuance of redeemable convertible preferred stock, net of $1.0 million issuance costs	280,000	18,410	—	—	—	—	—	—
Issuance of warrants, net of $0.4 million issuance costs	—	—	—	—	8,122	—	—	8,122
Redeemable convertible preferred stock dividends	—	153	—	—	(153)	—	—	(153)
Accretion of preferred stock	—	9,590	—	—	(9,590)	—	—	(9,590)
Vesting of restricted stock units	—	—	61,890	—	—	—	—	-
Stock-based compensation expense	—	—	—	—	1,035	—	—	1,035
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(8,287)	—	(8,287)
Balances at June 30, 2023	280,000	$28,153	29,920,502	$5	$161,058	$(133,147)	$—	$27,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(19,406)	$(28,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	780	449
Amortization of intangible assets	257	257
Amortization of debt discount	209	225
Stock-based compensation	2,191	1,566
Amortization of operating lease right-of-use assets	1,060	534
Change in fair value of derivative liabilities	(159)	4
Non-cash interest on finance leases	(1)	(2)
Loss on asset disposal	28	—
Accretion of discount on short-term investments	(178)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(2,389)	(1,220)
Inventories	(1,661)	592
Deposits, prepaid expenses and other current assets	1,384	743
Accounts payable, accrued payroll and accrued liabilities	(2,104)	1,647
Deferred revenue	(1,778)	5,977
Operating lease liabilities	300	(705)
Net cash used in operating activities	(21,467)	(17,973)
Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	19,750	25,720
Purchase of property and equipment	(1,624)	(3,314)
Purchases of short-term investments	(7,157)	(65,346)
Net cash provided by (used in) investing activities	10,969	(42,940)
Cash Flows From Financing Activities:
Payments on finance leases	(29)	(40)
Proceeds from the exercise of common stock options	58	90
Proceeds from the issuance of common stock related to ESPP	126	339
Proceeds from the issuance of preferred stock, net of issuance costs	18,410	—
Proceeds from the issuance of warrants, net of issuance costs	8,122	—
Net cash provided by financing activities	26,687	389
Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	16,189	(60,524)
Cash, cash equivalents, and restricted cash at beginning of period	30,594	82,806
Cash, cash equivalents, and restricted cash at end of period	$46,783	$22,282

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$1,055	$576
Cash paid for taxes	$7	$12
Purchases of property and equipment included in accounts payable and accrued expenses	$28	$15
Redeemable convertible preferred stock dividends	$153	$—
Right-of-use-assets obtained in exchange for operating lease liabilities	$27,342	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION, OPERATIONS, AND LIQUIDITY

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

Liquidity

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

Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations. These operating losses and negative cash flows have been financed principally from the issuance of equity securities and debt. There can be no assurance that such capital will be available in sufficient amounts, on terms acceptable to the Company, or at all. Risks to which the Company is exposed include uncertainties related to the ability to achieve revenue-generating products; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. Based upon the Company’s current plans, management believes it has sufficient financial resources to fund the Company’s operations for the next twelve months following the issuance date of these condensed consolidated financial statements. As discussed in Note 9, the Company’s 2022 Loan Agreements contain customary affirmative and negative covenants and events of default. In the event that a future default of the 2022 Loan Agreements triggers a reclassification of the Company’s long-term debt to current and the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s contingency plans include but are not limited to the following: (i) reducing or delaying certain product development costs, sales and marketing, and general and administrative costs; (ii) deferring or limiting the Company’s spending on capital equipment; and (iii) minimize the use of external consultants and contract resources. The Company has concluded that, even without raising any additional capital, management’s contingency plan to successfully reduce expenses to align with its available cash is probable and sufficient to alleviate substantial doubt for a period of at least twelve months following the issuance date of these condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 22, 2023, as amended on May 1, 2023 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2022 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report. Since the date of the audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report, there have been no changes to its significant accounting policies except as noted below.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include the Company’s ability to continue as a going concern, revenue recognition, impairment assessment for goodwill and intangible assets, allowance for doubtful accounts, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, valuation of preferred stock and warrants, share-based compensation, and accrued warranty are subject to significant estimation. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment and it is reasonably possible that management's estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements could change in the near term due to one of more future confirming events.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company reclassified an aggregate of $0.2 million and $0.1 million of field services and technical support costs from the research and development line to the sales and marketing and general administrative lines on the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, respectively. The Company believes these costs are better reflected in sales and marketing. The reclassification had no impact on net loss for the six months ended June 30, 2022.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company describes the change during the period in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that comprises the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$46,608	$30,419
Restricted cash	175	175
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$46,783	$30,594

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

3.
FAIR VALUE MEASUREMENT

The following tables summarize the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise of money market funds, commercial paper, U.S. government agencies and the contingent put option liability (in thousands):

	Fair value measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,563	$—	$—	$43,563
Commercial paper	—	747	—	747
Total	$43,563	$747	$—	$44,310

Liabilities
Contingent put option liability	$—	$—	$208	$208
Total	$—	$—	$208	$208

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,784	$—	$—	$26,784
Commercial paper	—	1,737	—	1,737
U.S. Government agencies	—	11,422	—	11,422
Total	$26,784	$13,159	$—	$39,943

Liabilities
Contingent put option liability	$—	$—	$367	$367
Total	$—	$—	$367	$367

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement and the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other expense, net as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of June 30, 2023 and December 31, 2022, the adjusted market rate of debt was 13.43% and 12.58%, respectively, and the probability of default was 51% and 63%, respectively. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2022	$367
Change in fair value	(159)
Fair value at June 30, 2023	$208

Contingent Put Option Liability
Fair value at December 31, 2021	$108
Change in fair value	4
Fair value at June 30, 2022	$112

4.
INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$747	$—	$—	$747
Total	$747	$—	$—	$747

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$1,737	$—	$—	$1,737
U.S. Government agencies	11,425	1	(4)	11,422
Total	$13,162	$1	$(4)	$13,159

As of June 30, 2023 and December 31, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of June 30, 2023 and December 31, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three and six months ended June 30, 2023 and 2022, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

5.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory consisted of the following on June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$1,931	$1,044
Work in process and sub-assemblies	1,796	647
Finished goods	134	509
Total	$3,861	$2,200

6.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$6,512	$5,647
Furniture and fixtures	908	64
Computer hardware and software	1,999	1,531
Leasehold improvements	332	58
Construction in progress	516	1,501
Total	10,267	8,801
Less: Accumulated depreciation and amortization	(2,710)	(1,940)
Total property and equipment, net	$7,557	$6,861

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.4 million and $0.2 million, respectively, and depreciation expense for the six months ended June 30, 2023 and 2022 was $0.8 million and $0.4 million, respectively, and is included in operating expenses.

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

For the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment of goodwill.

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

Other intangible assets, net consists of the following (in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(1,949)	$1,201
Trade name	80	(43)	37
Customer relationships	420	(47)	373
Non-competition agreements	30	(16)	14
Total	$3,680	$(2,055)	$1,625

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(1,725)	$1,425
Trade name	80	(30)	50
Customer relationships	420	(32)	388
Non-competition agreements	30	(11)	19
Total	$3,680	$(1,798)	$1,882

Amortization expense for each of the three months ended June 30, 2023 and 2022 was approximately $0.1 million, and amortization expense for each of the six months ended June 30, 2023 and 2022 was approximately $0.3 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of June 30, 2023 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2023	$258
2024	510
2025	478
2026	103
2027	28
Thereafter	248
Total	$1,625

8.
LEASES

As of June 30, 2023, the Company had five outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have remaining terms between one month and approximately 10 years. The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street terminated upon the occupancy of office and laboratory space at 10431 Wateridge Circle in March 2023. The Wateridge Pointe lease provides for a tenant improvement (TI) allowance for the renovation and build-out of the spaces up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Combined rent for the two buildings under the Wateridge Pointe lease is approximately $3.9 million per year, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street occurred in the first quarter of 2023. Occupancy and commencement of the 10421 Wateridge Circle lease occurred in the second quarter of 2023.

The components of lease cost under ASC 842 are as follows (in thousands):

	June 30,
	2023	2022
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use asset	$14	$40
Interest on lease liabilities	1	2
Operating lease costs	2,226	625
Variable lease cost	599	307
Short term lease cost	282	451
Total lease cost	$3,122	$1,425

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$866	$796
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$29	$40

The weighted-average remaining lease term and discount rate were as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term
Finance leases	2.3 years	0.5 years
Operating leases	9.7 years	4.3 years
Weighted-average discount rate
Finance leases	10.0%	7.6%
Operating leases	9.7%	8.5%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of June 30, 2023 (in thousands):

Year Ending December 31,	Operating	Finance
2023	$2,131	$33
2024	4,306	32
2025	4,435	—
2026	4,568	—
2027	4,659	—
Thereafter	26,078	—
Total future minimum lease payments	46,177	65
Less: imputed interest	(16,846)	(6)
Present value of operating lease liability	$29,331	$59

Less: current portion of lease liability	(1,521)	(28)
Non-current portion of lease liability	27,810	31

9.
NOTES PAYABLE

Loan and Security Agreement

As of June 30, 2023 and December 31, 2022, the loans payable on the condensed consolidated balance sheets pertains to the Credit, Security and Guaranty Agreement with MidCap Financial Trust and consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal amount of loans payable	$20,000	$20,000
Less: Current portion of loans payable	—	—
Loans payable, net of current portion	20,000	20,000
Accrued interest	184	172
Final debt payment liability	1,100	900
Debt discount and financing costs, net of accretion	(1,411)	(1,423)
Loans payable, net of discount and current portion	$19,873	$19,649

2022 Loan Agreements

On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with Company and MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), with MidCap Funding

IV Trust. On June 30, 2023, the Company entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental Term Loan borrowings, and (vi) reset the minimum net revenue covenant.

The 2022 Term Loan Agreement, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One) , (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require the lender's consent in order for the Company to draw down those additional borrowings. The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million the (Revolving Loan), subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the 2022 Revolving Credit Agreement. The Term Loans and Revolving Loans mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022 to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full the Company’s borrowings under its existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used be for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Two may become available between January 1, 2023, and September 30, 2023, following the Company’s achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Three may become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Two and Tranche Three may be used for working capital and general corporate purposes.

The 2022 Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the Term Loans is payable monthly in arrears on the first day of each month and at maturity. For the six months ended June 30, 2023, the effective interest rate on outstanding borrowings was approximately 13.49%.

Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The Term Loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three from the date of Amendment No. 2, respectively. Once repaid, the term loans may not be reborrowed. The Company is also obligated to pay an exit fee equal to 5.5% of the outstanding principal amount of the term loans borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

The Company may borrow, repay and reborrow the Revolving Loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolving Loans may be used for working capital needs and general corporate purposes. As of June 30, 2023, no amount of Revolving Loans was outstanding under the 2022 Revolving Loan Agreement.

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

The 2022 Loan Agreements, as amended, require the Borrowers to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

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

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the consolidated balance sheet. As of June 30, 2023, the estimated fair value of the contingent put option liability was $0.2 million, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

The estimated future principal payments due under the 2022 Loan Agreements were as follows:

June 30, 2023
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

11.
REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock Financing

On May 31, 2023, the Company executed a Redeemable Convertible Preferred Stock and Warrant Purchase Agreement (the “Agreement”) for the purposes of raising capital in the aggregate amount of up to $28.0 million by the means of issuance of Redeemable Convertible Preferred Stock and Warrants.

On June 1, 2023, the Company filed a Certificate of Designation of Redeemable Convertible Preferred Stock of Telesis Bio (the “Certificate of Designation”), to set forth the rights, privileges and preferences of the Redeemable Convertible Preferred Stock.

On June 5, 2023, the Company issued 280,000 shares of Redeemable Convertible Preferred Stock and 17,771,761 warrants, for a total purchase price of $28.0 million, plus an additional 355,435 warrants issued as consideration for advisory services related to the transaction.

.

Dividends

From and after the issue date of the Redeemable Convertible Preferred Stock, cumulative dividends accrue on the Accrued Value (as defined below) of each share of Redeemable Convertible Preferred Stock at the annual rate of 8%. Dividends on each share of Redeemable Convertible Preferred Stock are cumulative and accrue daily from and after the issue date, but shall compound on a quarterly basis on the last day of each calendar quarter (the “Quarterly Dividend Date”), whether or not earned or declared, and whether or not there are earnings or profits, surplus or other funds or assets of the Company legally available for the payment of dividends. All such dividends compound and shall be added to the Accrued Value on each Quarterly Dividend Date. None of such dividends shall be paid in cash unless such dividends are paid pursuant to liquidation of the Company or a conversion or redemption of the Redeemable Convertible Preferred Stock.

In the event that the Board of Directors declares a dividend payable upon the then outstanding shares of common stock (other than a stock dividend on the common stock payable solely in the form of additional shares of common stock), the holders of the Redeemable Convertible Preferred Stock shall be entitled, in addition to any cumulative dividends to which the Redeemable Convertible Preferred Stock may be entitled, to receive (concurrent with the payment of the dividend to the holders of common stock) the amount of dividends per share of Redeemable Convertible Preferred Stock that would be payable on the number of whole shares of the common stock into which each share of such Redeemable Convertible Preferred Stock held by each holder could be converted, such number to be determined as of the record date for the determination of holders of common stock entitled to receive such dividend.

“Accrued Value” means, with respect to each share of Redeemable Convertible Preferred Stock, the sum, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Preferred Stock, of (i) $100.00 plus (ii) on each Quarterly Dividend Date, an additional amount equal to the dollar value of any dividends on a share of Redeemable Convertible Preferred Stock which have accrued on any dividend payment date and have not been previously added to such Accrued Value.

As of June 30, 2023, no dividends have been declared or distributed to any stockholders, and the Company has accrued dividends to date totaling $0.2 million.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”) or Deemed Liquidation Event (as defined below), the holders of shares of Redeemable Convertible Preferred Stock shall be entitled to be paid, with respect to each share of Redeemable Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Company available for distribution to its stockholders, on a preferred basis prior and in preference to any distribution to the holders of any common stock or any other junior stock of the Company, an amount in cash per share of Redeemable Convertible Preferred Stock equal to (i) in the event of a Deemed Liquidation Event occurring prior to the 24-month anniversary of the issue date, the greater of (x) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable

Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Deemed Liquidation Event or (ii) in the event of (A) a Liquidation Event that is not a Deemed Liquidation Event or (B) a Deemed Liquidation Event occurring on or after the 24-month anniversary of the issue date, the greater of (x) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Liquidation Event or Deemed Liquidation Event, as applicable, (the amount payable pursuant to this sentence is hereinafter referred to as the “Liquidation Amount”). Deemed Liquidation Event means a reorganization, merger or consolidation in which: (A) the Company is a constituent party or (B) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such reorganization, merger or consolidation, except any such reorganization, merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such reorganization, merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such reorganization, merger or consolidation, a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such reorganization, merger or consolidation, the parent corporation of such surviving or resulting corporation.

Rights and Preferences

At any time when shares of Redeemable Convertible Preferred Stock are outstanding, the Company shall not, either directly or indirectly (including through any subsidiary of the Company) by amendment, merger, consolidation, reclassification, reorganization or otherwise, do any of the following without (in addition to any other vote required by law or the Company’s Certificate of Incorporation) the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Redeemable Convertible Preferred Stock (or, solely with respect to Section (a), the holders of 75% of the then outstanding shares of Redeemable Convertible Preferred Stock), given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class, and any such act taken or transaction entered into without such consent or vote shall be null and void ab initio, and of no force or effect:

(a) amend, modify or fail to give effect to the rights of the holders of Redeemable Convertible Preferred Stock;

(b) increase or decrease the number of authorized shares of Redeemable Convertible Preferred Stock;

(c) create or issue any equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred Stock in respect of (i) payment of dividends, or (ii) distribution of assets of the Company upon a Liquidation Event or Deemed Liquidation Event;

(d) other than the issuance of shares of common stock on exercise or conversion of securities outstanding on the issue date, issue any shares of common stock or securities convertible into or exercisable (directly or indirectly) for common stock if at such time (or after giving affect to such issuance) the Company does not have sufficient shares of common stock available out of its authorized but unissued stock, for the purpose of effecting the conversion of the Redeemable Convertible Preferred Stock into common stock (assuming that accrued and unpaid dividends at such time include all dividends that would have accrued on the Redeemable Convertible Preferred Stock for a period of five years from the date thereof) and the exercise and conversion of all other securities convertible or exercisable (directly or indirectly) for common stock;

(e) declare or pay any dividends or distributions on or make redemptions or repurchases of equity securities, except for repurchases from employees, directors, advisors or consultants upon termination pursuant to contractual call rights; or

(f) create any subsidiary that is not majority-owned, either directly or indirectly, by the Company; provided, however, that this restriction shall not apply, in the case of (i) any subsidiary created outside of the United States, solely to the extent that, due to local law or regulatory requirements, the Company is not permitted to legally own such subsidiary or (ii) the creation of any joint venture created in the ordinary course of business for a bona fide business purpose.

Voting

The holder of each share of Redeemable Convertible Preferred Stock is entitled to one vote for each share of common stock into which such Redeemable Convertible Preferred Stock is convertible on the record date for determining stockholders entitled to vote on such matter. With respect to such vote, such holder has full voting rights and powers equal to the voting rights of the holders of common stock.

Conversion

Each share of Redeemable Convertible Preferred Stock is convertible, at the option of the holder, at any time and from time to time, into such number of shares of common stock as is determined by dividing the Accrued Value by the Conversion Price in effect at the time of conversion. The Conversion Price is initially equal to $2.3633 per share. If at any time following the third anniversary of the issue date, the closing sale price of the Company’s common stock exceeds 250% of the Conversion Price for 30 consecutive trading days, then the Company has the right to require conversion of the Redeemable Convertible Preferred Stock, in whole or in part, at the then effective conversion rate.

Redemption

On or after the seventh anniversary of the issue date, (i) each holder of Redeemable Convertible Preferred Stock may require the Company to redeem all of such holder’s shares of Redeemable Convertible Preferred Stock for cash at a redemption price per share equal to the Accrued Value, and (ii) the Company may redeem, in whole or in part on a pro rate basis from all holders, preferred shares for cash at a redemption price per share equal to the Accrued Value.

The Company has classified the Redeemable Convertible Preferred Stock as temporary equity as the shares have certain redemption features that are not solely in the control of the Company. The Redeemable Convertible Preferred Stock is not currently redeemable because the deemed liquidation provision is considered a substantive condition that is contingent on the event and it is not currently probable that it will become redeemable. The Redeemable Convertible Preferred Stock is not currently redeemable through the optional redemption provision because it is considered a substantive condition that is contingent on the passage of time.

The Company classifies Redeemable Convertible Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, which requires that contingently redeemable securities be classified outside of permanent stockholders’ equity.

Accordingly, the Company has classified all shares of Redeemable Convertible Preferred Stock as mezzanine equity in the accompanying financial statements as of June 30, 2023.

Redeemable Convertible Preferred Stock consisted of the following as of June 30, 2023 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$28,153	$28,153
Total Redeemable Convertible Preferred Stock	280,000	280,000		$28,153	$28,153

12.
WARRANTS

In connection with the “Agreement” described in Note 11, the Company issued 5,923,921 warrants with a term of two years ("Short-Term Warrants") and 11,847,840 warrants with a term of seven years ("Long-Term Warrants") with the 280,000 shares of Redeemable Convertible Preferred Stock, for a total purchase price of $28.0 million. An additional 355,425 warrants with a term of five years were issued as consideration for advisory services related to the transaction, concurrent with the Agreement ("Additional Warrants", and collectively with the Short-Term Warrants and Long-Term Warrants are referred to as the "Warrants"). All of the Warrants entitle the holder to purchase one share of common stock (subject to certain adjustment provisions).

Common Stock Warrants

On June 5, 2023, the Company issued a total of 5,923,921 Short-Term Warrants to purchase common stock to investors in connection with the Agreement described in Note 11. Each warrant has a strike price of $2.5996 per share and has a two-year term from the date of issuance. Each warrant had a grant date fair value of $0.20. The warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued a total of 11,847,840 Long-Term Warrants to purchase common stock to investors in connection with the Agreement described in Note 11. Each warrant has a strike price of $2.5996 per share and has a seven-year term from the date of issuance. Each warrant had a grant date fair value of $0.61. The warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued a total of 355,435 Additional Warrants to purchase common stock as consideration for advisory services in connection with the Agreement described in Note 11. Each warrant has a strike price of $2.9541 per share and has a five-year term from the date of issuance. Each warrant had a grant date fair value of $0.45. The warrants meet the criteria for permanent equity classification.

As of June 30, 2023, 18,127,196 Warrants were issued and outstanding.

13.
STOCK-BASED COMPENSATION

For the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of approximately $1.0 million, $1.1 million, $2.2 million, and $1.6 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 15,750,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2023, the number of shares of common stock reserved for issuance under the 2021 SIP was 2,434,420.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the six months ended June 30, 2023 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2022	4,488,555	$2.11	8.9	$252
Options granted	1,650,506	1.66
Options exercised	(69,158)	0.86
Options cancelled	(314,863)	3.89
Balances at June 30, 2023	5,755,040	$1.90	8.8	$1,517
Vested and expected to vest at June 30, 2023	5,182,906	$1.89	8.8	$1,325
Exercisable at June 30, 2023	1,415,352	$2.48	7.9	$513

There were 1,650,506 options granted during the six months ended June 30, 2023. The weighted average grant date calculated fair value of options granted during the six months ended June 30, 2023 was $0.79 per share.

The calculated value of option grants during the six months ended June 30, 2023 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended
June 30, 2023
Risk free interest rate	4.1%
Expected dividend yield	—%
Expected term	3.8 years
Forfeiture rate	0.7%
Expected volatility	59.4%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the six months ended June 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	272,601	$6.41
Granted	229,470	1.50
Vested	(95,915)	5.87
Unvested at June 30, 2023	406,156	$3.77

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.03% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of June 30, 2023, the number of shares of common stock that may be issued under the ESPP is 593,482.

As of June 30, 2023, 346,173 shares of common stock have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$751	$916	$1,751	$1,222
Restricted stock units	266	99	392	131
Employee stock purchase plan	18	103	48	213
Total	$1,035	$1,118	$2,191	$1,566

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$160	$179	$459	$256
Sales and marketing	67	130	233	173
General and administrative	808	809	1,499	1,137
Total	$1,035	$1,118	$2,191	$1,566

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $7.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

14.
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

15.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,287)	$(14,831)	$(19,406)	$(28,025)
Less: Redeemable Convertible Preferred Stock Dividends	(153)	—	(153)	—
Net loss attributable to common stockholders	$(8,440)	$(14,831)	$(19,559)	$(28,025)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,774,275	29,435,838	29,718,948	29,383,870
Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(0.50)	$(0.66)	$(0.95)

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

	June 30,
	2023	2022
Stock options to purchase common stock	5,755,040	4,026,366
Restricted stock units that vest into common stock	406,156	236,290
Shares issuable under employee stock purchase plan	106,953	132,070
Warrants to purchase common stock	18,127,196	—
Redeemable Convertible Preferred Stock	280,000	—
Total	24,675,345	4,394,726

16.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the six months ended June 30, 2023 and 2022.

17.
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

Under the Pfizer Agreement, Pfizer has made an upfront payment to us of $8.0 million and milestone payments of $5.0 million. If the Company meets certain additional technical milestones, the Company will be eligible to receive an additional $5.0 million in near-term milestone payments associated with the research plan.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. In the fourth quarter of 2022 the Company achieved its first technical milestone associated with the research plan and recognized $2.5 million in revenue associated with the milestone achievement. In the second quarter of 2023, the Company achieved its second technical milestone associated with the research plan and recognized $2.5 million in revenue associated with the milestone achievement. As of June 30, 2023 no other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three and six months ended June 30, 2023, the Company recognized $3.5 million and $4.4 million, respectively, of revenue related to the Pfizer Agreement. As of June 30, 2023, aggregate deferred revenue related to the Pfizer Agreement was $1.8 million, all of which was classified as current.

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

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through June 30, 2023, we have placed over 250 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.

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

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (the 2022 Loan Agreements), $15.0 million of which was used to repay the loans from Silicon Valley Bank. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants.

We have incurred significant operating losses since our inception. During the six months ended June 30, 2023 and 2022, our revenue was $15.0 million and $11.3 million, respectively. As of June 30, 2023, we had cash and cash equivalents of $46.6 million and short-term investments of $0.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $19.4 million and $28.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $133.1 million.

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

Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8.0 million at the time of execution and a milestone payment of $2.5 million in 2022 as a result of successful completion of our first technical milestone. During the second quarter of 2023, we achieved the successful completion of our second technical milestone and are due an additional milestone payment of $2.5 million. If we meet certain technical milestones defined in the Pfizer Agreement, we will be eligible to receive an additional $5.0 million in near-term milestone payments.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. The contingent put option liability related to the 2021 Loan Agreement was extinguished in August 2022 in connection with the paydown and termination of the corresponding term loan. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At June 30, 2023, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

Other Expense, Net

Other expense, net consists primarily of interest expense and change in the fair value of derivative liabilities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 :

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue
Product revenue	$2,670	$2,337	$333
Service revenue	1,713	1,755	(42)
Collaboration revenue	3,462	962	2,500
Royalties and other revenue	807	601	206
Total revenue	8,652	5,655	2,997
Cost of revenue	2,959	2,943	16
Gross profit	5,693	2,712	2,981
Operating expenses:	-	-
Research and development	4,587	6,950	(2,363)
Sales and marketing	3,360	4,688	(1,328)
General and administrative	5,712	5,561	151
Total operating expenses	13,659	17,199	(3,540)
Loss from operations	(7,966)	(14,487)	6,521
Other income expense, net:	-	-
Interest expense, net	(333)	(299)	(34)
Change in fair value of derivative liabilities	19	(27)	46
Other expense, net	(3)	(12)	9
Total other income (expense), net	(317)	(338)	21
Loss before provision for income taxes	(8,283)	(14,825)	6,542
Provision for income taxes	(4)	(6)	2
Net loss	$(8,287)	$(14,831)	$6,544

Revenue

Revenue for the three months ended June 30, 2023 was $8.7 million compared to $5.7 million for the three months ended June 30, 2022. The increase of $3.0 million was primarily driven by an increase in collaboration revenue of $2.5 million, and an increase in product revenue of $0.3 million. Collaboration revenue increases were driven by our Pfizer contract. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments increased by $0.5 million, and revenue from BioXp kits decreased by $0.1 million.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023 was $3.0 million, compared to $2.9 million for the three months ended June 30, 2022. The $0.1 million increase was primarily driven by an increase in product and service revenues of $0.3 million. Our gross margin percentage was 66% and 48% of total revenues for the three months ended June 30, 2023 and 2022, respectively. The favorable change in gross margin percentage was mainly due to an increase in revenue from collaboration research programs, and a change in product mix with the launch of the higher margin BioXp 9600 system during the latter half of 2022 and the sale of kits with higher average margins compared to the first half of 2022.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $4.6 million, compared to $6.9 million for the three months ended June 30, 2022. The $2.4 million decrease was primarily due to lower personnel expenses, consulting and professional services, and lab supplies, offset in part by increased depreciation expenses. Personnel expenses decreased by $1.0 million as we decreased our headcount during the second half of 2022. Consulting and professional services, as well as lab supplies expense, decreased by $1.4 million, primarily due to product development efforts related to our BioXp 9600 System during the first half of 2022, which largely ceased upon the release of this product during the third quarter of 2022. The decreases to research and development expenses were partially offset by an increase to depreciation expenses of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2023 were $3.4 million, compared to $4.7 million for the three months ended June 30, 2022. The $1.3 million decrease was primarily attributable to lower personnel expenses of $1.7 million as we decreased our headcount during the second half of 2022, offset by a $0.4 million increase in our allowance for doubtful accounts.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $5.7 million, compared to $5.6 million for the three months ended June 30, 2022. The $0.2 million increase was primarily due to a $0.6 million increase in lease expense as we were in the process of ending two leases while we moved into the second building of our new corporate headquarters at Wateridge Circle during the second quarter of 2023. This increase to to general and administrative expenses was offset by $0.3 million in lower insurance costs due to D&O insurance premium reductions achieved during our second year of being a publicly traded company, and a $0.1 million decrease in personnel costs.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended June 30, 2023 and 2022 was a net expense of $0.3 million. The net expense was primarily comprised of interest expense which did not change significantly.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue
Product revenue	$5,671	$4,760	$911
Service revenue	3,387	3,460	(73)
Collaboration revenue	4,424	1,924	2,500
Royalties and other revenue	1,486	1,147	339
Total revenue	14,968	11,291	3,677
Cost of revenue	5,764	5,801	(37)
Gross profit	9,204	5,490	3,714
Operating expenses:
Research and development	9,708	13,255	(3,547)
Sales and marketing	7,167	8,225	(1,058)
General and administrative	11,266	11,360	(94)
Total operating expenses	28,141	32,840	(4,699)
Loss from operations	(18,937)	(27,350)	8,413
Other income expense, net:
Interest expense, net	(582)	(635)	53
Change in fair value of derivative liabilities	159	(4)	163
Other expense, net	(39)	(24)	(15)
Total other income (expense), net	(462)	(663)	201
Loss before provision for income taxes	(19,399)	(28,013)	8,614
Provision for income taxes	(7)	(12)	5
Net loss	$(19,406)	$(28,025)	$8,619

Revenue

Revenue for the six months ended June 30, 2023 was $15.0 million, compared to $11.3 million for the six months ended June 30, 2022. The increase of $3.7 million was primarily driven by an increase in collaboration revenue of $2.5 million, and an increase in product revenue of $0.9 million. Collaboration revenue increases were driven by our Pfizer contract. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments increased by $0.9 million, and revenue from BioXp kits increased by $0.1 million.

Cost of Revenue

Cost of revenue for each of the six months ended June 30, 2023 and 2022 was $5.8 million. Cost of sales remained flat despite an increase in revenue primarily because most of the sales increase was attributable to royalty and collaboration revenue, while the comparably smaller increase in product and service revenues of $0.8 million experienced improved margins. Our gross margin percentage was 61% and 49% of total revenues for the six months ended June 30, 2023 and 2022, respectively. The favorable change in gross margin percentage was mainly due to an increase in revenue from collaboration research programs, a change in product mix with the launch of the higher margin BioXp 9600 system during the latter half of 2022, and the sale of kits with higher average margins compared to the first half of 2022.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were $9.7 million, compared to $13.3 million for the six months ended June 30, 2022. The $3.5 million decrease was primarily due to lower personnel expenses, consulting and professional services, and lab supplies, offset in part by increased stock-based compensation and depreciation expenses. Personnel expenses decreased by $1.4 million as we decreased our headcount during the second half of 2022. Consulting and professional services, as well as lab supplies expense, decreased by $2.4 million, primarily due to product development efforts related to our BioXp 9600 System during the first half of 2022, which were consummated upon the release of this product during the third quarter of 2022. The decreases to research and development expenses were partially offset by increases to stock-based compensation and depreciation expenses of $0.2 million and $0.3 million, respectively.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2023 were $7.2 million, compared to $8.2 million for the six months ended June 30, 2022. The $1.1 million increase was primarily attributable to lower personnel costs of $1.7 million as we decreased our headcount during the second half of 2022, offset by a $0.4 million increase in our allowance for doubtful accounts, higher travel related costs of $0.1 million due to less restrictive COVID-19 travel protocols, as well as $0.2 million in increased facilities costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $11.3 million, compared to $11.4 million for the six months ended June 30, 2022. The $0.1 million decrease was primarily due to a $0.7 million decrease in professional services due to higher utilization of consultants during the first half of 2022, and $0.7 million in lower insurance costs due to D&O insurance premium reductions achieved during our second year of being a publicly traded company. These decreases to general and administrative expenses were offset by a $1.3 million increase in lease expense as we were in the process of ending four leases while we consolidated those leases into two buildings at our new corporate headquarters at Wateridge Circle during the first half of 2023.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2023 was a net expense of $0.5 million, compared to a net expense of $0.3 million for the six months ended June 30, 2022. The decrease of $0.2 million was primarily due to a $0.2 million reduction to the fair value of our derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). After completion of our IPO, we received $20.0 million under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements), $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $46.8 million and short-term investments of $0.7 million.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(21,467)	$(17,973)
Net cash provided by (used in) investing activities	10,969	(42,940)
Net cash provided by financing activities	26,687	389
Net increase (decrease) in cash	$16,189	$(60,524)

Operating Activities

During the six months ended June 30, 2023, operating activities used $21.5 million of cash, primarily resulting from our net loss of $19.4 million, partially offset by non-cash charges of $4.2 million and changes in our operating assets and liabilities of $6.2 million. Non-cash charges consisted primarily of $2.2 million in stock-based compensation, depreciation and amortization expense of $1.0 million, and amortization of our right-of-use operating lease asset of $1.1 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $2.4 million increase in accounts receivable, a $1.7 million increase in inventory, a $2.1 million decrease in accounts payable, accrued payroll and accrued liabilities, and a $1.8 million decrease in deferred revenue related to the Pfizer Agreement, partially offset by a $1.4 million decrease in deposits, prepaid expenses and other current assets.

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

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $11.0 million, consisting primarily of $19.8 million of maturities of short-term investments, partially offset by $7.2 million of purchases of short-term investments and $1.6 million of purchases of property and equipment.

During the six months ended June 30, 2022, net cash used in investing activities was $42.9 million, consisting primarily of $65.3 million of purchases of short-term investments and $3.3 million of purchases of property and equipment, partially offset by $25.7 million of maturities of short-term investments.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $26.7 million, consisting primarily of gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and warrants, offset by stock issuance costs of $1.5 million.

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

2022 Loan Agreements

On August 9, 2022, we entered into (i) a Credit, Security and Guaranty Agreement (Term Loan) (the 2022 Term Loan Agreement), with MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), with MidCap Funding IV Trust. On June 30, 2023, we entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental Term Loan borrowings, and (vi) reset the minimum net revenue covenant.

The 2022 Term Loan Agreement, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require the lender’s consent in order for the Company to draw down those borrowings. The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the Revolving Credit Agreement. The term loans and revolving loans mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full our borrowings under the existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Two may become available between January 1, 2023, and September 30, 2023, following our achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Three may become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Two and Tranche Three may be used for working capital and general corporate purposes.

The term loans, as amended, bear interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the term loans is payable monthly in arrears on the first day of each month and at maturity. For the six months ended June 30, 2023, the effective interest rate on outstanding borrowings was approximately 13.49%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The term loans may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three from the date of Amendment No. 2, respectively. Once repaid, the term loans may not be reborrowed. We are also obligated to pay an exit fee equal to 5.5% of the outstanding principal amount of the term loans borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

We may borrow, repay and reborrow the revolving loans until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the revolving loans may be used for working capital needs and general corporate purposes. As of June 30, 2023, no revolving loans were outstanding under the 2022 Revolving Loan Agreement.

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

Our obligations and any future guarantors are secured by liens on substantially all of our assets.

The 2022 Loan Agreements, as amended, require us to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

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

We believe that our existing cash and available borrowings will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at June 30, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$46,177	$4,272	$8,871	$9,185	$23,849
Finance lease commitments (2)	64	32	32	—	—
Debt obligations (3)	28,086	2,239	13,207	12,640	—
Total	$74,327	$6,543	$22,110	$21,825	$23,849

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between July 2023 and July 2033. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of equipment that expire in October 2025.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 11.01% per annum, which was the interest rate in effect as of June 30, 2023 and assumes no borrowings under Tranche Two.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As a result of our recurring losses from operations, negative cash flows from operating activities and need to raise additional capital, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2022 expressing substantial doubt as to our ability to continue as a going concern. In June 2023 we raised gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and warrants, and as of June 30, 2023, we had approximately $47.5 million in cash, cash equivalents, restricted cash and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Based on our evaluation, we believe that our existing cash and available borrowings will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the issuance of our condensed consolidated financial statements. Our 2022 Loan Agreements contain customary affirmative and negative covenants and events of default. In the event that a future default of the 2022 Loan Agreements triggers a reclassification of our long-term debt to current and we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s contingency plans include but are not limited to the following: (i) reducing or delaying certain product development costs, sales and marketing, and general and administrative costs; (ii) deferring or limiting our spending on capital equipment; and (iii) minimize the use of external consultants and contract resources. We have concluded that, even without raising any additional capital, management’s contingency plan to successfully reduce expenses to align with its available cash is probable and sufficient to alleviate substantial doubt for a period of at least twelve months following the issuance date of these condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Vice President of Finance (VPF), or persons performing similar functions, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the VPF, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and the VPF have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
sales of shares of our common stock underlying the Redeemable Convertible Preferred Stock and Warrants issued in our recent private placement may cause the market price of our shares to decline;
•
the holders of Redeemable Convertible Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
•
we may need to raise additional capital to fund our operations, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate as a going concern on acceptable terms or at all;
•
our independent registered public accounting firm’s report for our Annual Report on Form 10-K contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”;
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

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred a net loss of $48.5 million for the year ended December 31, 2022, and a net loss of $19.6 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $133.1 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

As of June 30, 2023, we had $47.5 million of cash, cash equivalents, and short-term investments. This raised substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of our Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Despite raising capital in June 2023, uncertainty regarding our liquidity may have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. At that time, some of our cash and cash equivalents were held at Silicon Valley Bank and our access to such funds was limited until the United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of Silicon Valley Bank would have access to all of their money starting March 13, 2023. While we regained access to our funds at Silicon Valley Bank and continue to evaluate our banking relationships, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.

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

Our Credit, Security and Guarantee Agreements (2022 Loan Agreements) with MidCap Financial Trust and MidCap Funding IV Trust contains restrictive covenants that limit our operations

Pursuant to the terms of our Term Loan with MidCap Financial Trust and our Revolver Loan with MidCap Funding IV Trust, as amended (collectively MidCap and the Loans), we have borrowed $20.0 million and may become eligible to borrow up to an additional $20.0 million upon achievement of certain events. If we are not in compliance with the financial covenants of the 2022 Loan Agreements, it is unlikely that MidCap will offer to extend the additional $20.0 million of debt financing. The 2022 Loan Agreements with MidCap contain various restrictive covenants and other restrictions, including, among other things:

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

Certain disruptions in supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes or nucleotides, each of which we currently primarily source from a single supplier, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations.

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

While the potential economic impact brought by the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets in general and has negatively impacted our stock price since becoming a public company in 2021. Should this impact continue, our ability to raise additional capital through equity, equity-linked or debt financings, will be reduced, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy, including inflation, and financial markets. The capital markets or general economic conditions may be adversely affected by geopolitical risks, hostilities, terrorist attacks or wars, including the current war between Russia and Ukraine. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted our business and operations.

The COVID-19 pandemic had an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments took as a result of the pandemic. Governmental mandates related to COVID-19 impacted the availability and cost of materials, which disrupted or delayed our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. Moreover, the COVID-19 pandemic had a significant impact on our ability to retain employees and forced us to fill positions more frequently than we have had to do so in the past. We cannot assure you that in the future we will be able to fill these positions quickly. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

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

In late 2021, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, we became aware that certain of our products had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our BioXp systems, into certain countries, including Russia. In the past, we may have exported products prior to receiving these required authorizations. We believe that these potential violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2021. Commencing in late 2021, we took a series of corrective actions intended to remediate the effect of any unauthorized past actions, including actions to permanently stop supporting the use of our BioXp systems in sanctioned countries. On April 3, 2023, the U.S. Department of Commerce, Bureau of Industry and Security issued a warning letter closing its investigation of this matter. The warning letter stated that based on the facts and circumstances, the matter is closed with no further action required. Should we have similar issues arise in the future, the U.S. government may reconsider its decision to close this matter.

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

Following the closing of the Redeemable Convertible Preferred Stock Financing described in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redeemable Convertible Preferred Stock Financing” of this Quarterly Report on Form 10-Q (the “Private Placement”), as of June 30, 2023, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 84% of our outstanding common stock in the aggregate, assuming the conversion of all Redeemable Convertible Preferred Stock and exercise of all options and warrants beneficially held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Holders of an aggregate of 15,079,329 shares of our common stock issued prior to our initial public offering have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We filed a registration statement on Form S-3 on July 27, 2023 covering 30,042,550 shares of common stock underlying the Redeemable Convertible Preferred Stock and accompanying Warrants issued in the Private Placement, which was subsequently declared effective on August 3, 2023. We are required to keep this registration statement effective pursuant to the terms of the Registration Rights Agreement dated June 5, 2023 that we entered into with the Investors in the Private Placement. We also have registered all shares of common stock that we may issue under our equity compensation and employee stock purchase plans, making them freely tradeable in the public market upon issuance and, if applicable, vesting, subject to volume limitations applicable to affiliates. Sales of common stock in the public market as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

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

Risks Related to Our Private Placement of Redeemable Convertible Preferred Stock and Accompanying Warrants

Sales of shares of our common stock underlying the Redeemable Convertible Preferred Stock and Warrants issued in our recent private placement may cause the market price of our shares to decline.

In connection with the Private Placement, we issued 280,000 shares of Redeemable Convertible Preferred Stock, which are convertible at any time into shares of our common stock at an agreed conversion rate. In addition, we issued Warrants to purchase an aggregate of 18,127,196 shares of our common stock. We have granted the holders of Redeemable Convertible Preferred Stock and accompanying Warrants certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock and/or exercise of the accompanying Warrants. Upon the effectiveness of such registration statement on August 3, 2023, the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock and/or exercise of the accompanying Warrants may be freely sold in the open market. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

The issuance of shares of our Redeemable Convertible Preferred Stock reduced the relative voting power of holders of our common stock and dilutes the ownership of such holders.

Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of the Redeemable Convertible Preferred Stock effectively reduces the relative voting power of the holders of our common stock. Moreover, the conversion of the Redeemable Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Redeemable Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Redeemable Convertible Preferred Stock may exercise significant influence over us.

Notwithstanding the application of the conversion blockers contained in the Certificate of Designation that governs the Redeemable Convertible Preferred Stock and the terms of the Warrants, holders of the Redeemable Convertible Preferred Stock and accompanying Warrants owned approximately 81% of our shares of common stock on an as-converted basis as of June 30, 2023. Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

In addition, under the terms of the Certificate of Designation that governs the Redeemable Convertible Preferred Stock, the Redeemable Convertible Preferred Stock generally ranks, with respect to liquidation, dividends and redemption, senior to other securities and, so long as any shares of Redeemable Convertible Preferred Stock remain outstanding, the approval of the holders of a majority of the Redeemable Convertible Preferred Stock is required (with the exception of (i), which requires the consent of a 75% supermajority of the Redeemable Convertible Preferred Stock) in order for the Company to, among other things, (i) amend, modify or fail to give effect to any right of holders of the Redeemable Convertible Preferred Stock, (ii) change the authorized number of Redeemable Convertible Preferred Stock, (iii) create a new class or series of equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred Stock in terms of liquidation preference or dividend rights, (iv) issue shares of common stock or securities convertible into common stock while we have insufficient shares to effect the conversion of the Redeemable Convertible Preferred Stock into common stock, (v) declare or pay dividends or redeem or repurchase any capital stock (other than certain repurchases from employees, directors, advisors or consultants upon termination of service) or (v) create any U.S. subsidiary that is not majority-owned by the Company, except for joint ventures created in the ordinary course of business or foreign subsidiaries created for regulatory purposes.

One of the holders of Redeemable Convertible Preferred Stock was also granted a one-time right to nominate a director, pursuant to which Paul Meister was appointed to the Company’s board of directors. Mr. Meister joins Andrea Jackson, William Snider and Todd Nelson on our board of directors as directors affiliated with holders of Redeemable Convertible Preferred Stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these directors could potentially differ from the interests of our security holders as a whole or of our other directors.

The holders of Redeemable Convertible Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders.

Upon the consummation of (i) a reorganization, merger or consolidation of the Company, (ii) the sale lease, transfer, or exclusive license or other disposition by the Company or any of its subsidiaries of all or substantially all of the assets of the Company, (iii) the issuance or transfer of shares of capital stock of the Company representing at least 50% of the voting power of the voting securities of the Company, or (iv) the completion of any tender offer or exchange offer pursuant to which the holders of common stock are permitted to sell their shares equaling 50% or more of the outstanding common stock for other securities, cash or property (each a “Deemed Liquidation Event”) that occurs prior to the second anniversary of the closing of the Private Placement, the holders of each share of Redeemable Convertible Preferred Stock is entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (a) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value, or (b) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such Deemed Liquidation Event. Upon the consummation of a Deemed Liquidation Event that occurs on or after the second anniversary of the closing of the Private Placement, or any voluntary or involuntary liquidation, dissolution, winding up of the Company that is not a Deemed Liquidation Event (each a “Liquidation Event”), the holders of each share of Redeemable Convertible Preferred Stock is entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (1) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value, or (2) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such Deemed Liquidation Event or Liquidation Event.

These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Redeemable Convertible Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. The holders of Redeemable Convertible Preferred Stock also have a preferential right to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred Stock at a rate of 8% per annum, compounded quarterly whether or not earned or declared, and whether or not there are earnings or profits, surplus or other funds or assets of the Company legally available for the payment of dividends. Dividends on the Redeemable Convertible Preferred Stock are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred Stock until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the conversion blockers or applicable regulatory restrictions.

In addition, the holders of our Redeemable Convertible Preferred Stock also have certain redemption and conversion rights, including the right to request redemption by the Company after the seventh anniversary of the closing of the Private Placement.

Our obligations to the holders of Redeemable Convertible Preferred Stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of Redeemable Convertible Preferred Stock and holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On June 5, 2023, we issued and sold to investors (“Investors”) in a private placement (the “Private Placement”) (i) an aggregate of 280,000 shares of our newly designated redeemable convertible preferred stock, par value $0.0001 per share (the “Redeemable Convertible Preferred”), (ii) warrants with a term of two years (such warrants, the “Short-Term Warrants”) to purchase an aggregate of 5,923,921 shares of our common stock, and (iii) warrants with a term of seven years (such warrants, the “Long-Term Warrants” and, together with the Short-Term Warrants, the “Warrants”) to purchase an aggregate of 11,847,840 shares of our common stock. The Redeemable Convertible Preferred were sold in fixed combinations with the Warrants, with each Investor receiving (a) a Short-Term Warrant to purchase one-half of a share of common stock per each share of common stock initially underlying the Redeemable Convertible Preferred purchased by such Investor and (b) a Long-Term Warrant to purchase one share of common stock per each share of common stock initially underlying the Redeemable Convertible Preferred purchased by such Investor. The purchase price per share of Redeemable Convertible Preferred and accompanying Short-Term Warrant and Long-Term Warrant was $100.00, for total gross proceeds of $28.0 million. Each Warrant has a strike price equal to $2.5996.The sale and issuance of the Redeemable Convertible Preferred and Warrants and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred and upon exercise of the Warrants were offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) thereunder. Each Investor represented that it was an “accredited investor” as defined in Regulation D promulgated under the Securities Act, that such securities were being acquired for its own account for investment and not with a view toward distribution in a manner which would violate the Securities Act and that they could bear the economic risks of the investment. Appropriate legends were affixed to the instruments representing the securities issued in such transaction. See Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redeemable Convertible Preferred Stock Financing” for a more detailed discussion of the Private Placement.

In addition, pursuant to a letter agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which HCW acted as our financial advisor, we issued warrants for an aggregate of 355,435 shares of common stock to affiliates of HCW. Such warrants have a five-year term and an exercise price of $2.9541. These warrants were also issued pursuant to the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-256644	3.2	5/28/21
3.2	Amended and Restated Bylaws	S-1	333-256644	3.4	5/28/21
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock	8-K	001-40497	3.1	6/8/23
4.1	Form of Common Stock Certificate	S-1	333-256644	4.2	5/28/21
4.2	Form of Short-Term Warrant	8-K	001-40497	4.1	5/31/23
4.3	Form of Long-Term Warrant	8-K	001-40497	4.2	5/31/23
4.4	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40497	4.3	5/31/23
4.5	Form of Warrant issued to affiliates of H.C. Wainwright & Co., LLC	8-K	001-40497	4.1	6/8/23
4.6	Redeemable Convertible Preferred Stock and Warrant Purchase Agreement dated May 31, 2023	8-K	001-40497	10.1	5/31/23
4.7	Registration Rights Agreement	8-K	001-40497	10.2	5/31/23
10.1#	Amendment No. 2 to Credit, Security and Guaranty Agreement (Revolving Loan)
10.2#	Amendment No. 2 to Credit, Security and Guaranty Agreement (Term Loan)
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

Date: August 11, 2023

	By:	/s/ Todd R. Nelson
Todd R. Nelson
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)