Form 10-Q
period 2023-09-30
Telesis Bio Inc.
filed 2023-11-13
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had outstanding 29,983,709 shares of common stock as of November 9, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$17,395	$30,419
Restricted cash	175	175
Short-term investments	24,059	13,159
Accounts receivable, net of allowance for credit losses of $913 and $343 at September 30, 2023 and December 31, 2022, respectively	5,358	5,851
Inventory	4,270	2,200
Prepaid expenses and other current assets	1,456	3,288
Total current assets	52,713	55,092
Property and equipment, net	7,364	6,861
Right-of-use assets	27,718	1,660
Other long-term assets	852	981
Goodwill	14,886	14,886
Other intangible assets, net	1,496	1,882
Total assets	$105,029	$81,362
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$2,399	$1,295
Accrued employee expenses	3,622	5,858
Finance lease liability, current portion	110	59
Operating lease liability, current portion	1,637	578
Notes payable, current portion	15,207	—
Deferred revenue, current portion	1,179	3,958
Other accrued liabilities	973	1,377
Other current liabilities	292	373
Total current liabilities	25,419	13,498
Finance lease liability, net of current portion	200	30
Operating lease liability, net of current portion	27,593	1,111
Notes payable, net of discount and current portion	5,169	19,649
Derivative liabilities	41	367
Deferred revenue, net of current portion	118	142
Total liabilities	$58,540	$34,797
Commitments and contingencies (Note 14)
Preferred stock, $.0001 par value; 5,000,000 shares authorized:
Redeemable convertible preferred stock, 280,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; liquidation preference of $28,721 and $0 at September 30, 2023 and December 31, 2022, respectively	28,721	—
Stockholders' equity
Common stock, $.0001 par value; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 29,981,139 and 29,647,091 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	161,556	160,304
Accumulated other comprehensive loss	(15)	(3)
Accumulated deficit	(143,778)	(113,741)
Total stockholders' equity	17,768	46,565
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$105,029	$81,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$2,435	$2,672	$8,106	$7,432
Service revenue	1,466	2,052	4,853	5,512
Collaboration revenue	962	1,262	5,386	3,186
Royalties and other revenue	701	689	2,187	1,836
Total revenue	5,564	6,675	20,532	17,966
Cost of revenue	2,567	3,016	8,331	8,817
Gross profit	2,997	3,659	12,201	9,149
Operating expenses:
Research and development	4,119	5,460	13,827	18,791
Sales and marketing	2,743	4,189	9,910	12,338
General and administrative	6,256	5,261	17,522	16,621
Total operating expenses	13,118	14,910	41,259	47,750
Loss from operations	(10,121)	(11,251)	(29,058)	(38,601)
Other income (expense), net:
Interest expense, net	(683)	(319)	(1,265)	(954)
Change in fair value of derivative liabilities	167	(17)	326	(21)
Loss on extinguishment of debt	—	(727)	—	(727)
Other income (expense), net	20	6	(19)	(18)
Total other expense, net	(496)	(1,057)	(958)	(1,720)
Loss before provision for income taxes	(10,617)	(12,308)	(30,016)	(40,321)
Provision for income taxes	(14)	(6)	(21)	(18)
Net loss	$(10,631)	$(12,314)	$(30,037)	$(40,339)
Less: redeemable convertible preferred stock dividends	(568)	—	(721)	—
Net loss attributable to common stockholders	$(11,199)	$(12,314)	$(30,758)	$(40,339)
Net loss per share attributable to common stockholders—basic and diluted	$(0.37)	$(0.42)	$(1.03)	$(1.37)
Weighted average common stock outstanding—basic and diluted	29,946,770	29,518,955	29,795,723	29,429,393

Other comprehensive loss:
Net loss	$(10,631)	$(12,314)	$(30,037)	$(40,339)
Unrealized gain (loss) on available-for-sale short-term investments	1	14	4	(20)
Foreign currency translation loss	(16)	—	(16)	—
Total comprehensive loss	$(10,646)	$(12,300)	$(30,049)	$(40,359)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances at December 31, 2022	—	$—	29,647,091	$5	$160,304	$(113,741)	$(3)	$46,565
Issuance of common stock upon exercise of stock options	—	—	17,380	—	12	—	—	12
Vesting of restricted stock units	—	—	34,025	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(11,119)	—	(11,119)
Balances at March 31, 2023	—	$—	29,698,496	$5	$161,472	$(124,860)	$2	$36,619
Issuance of common stock upon exercise of stock options	—	—	51,778	—	46	—	—	46
Issuance of common stock upon exercise of ESPP	—	—	108,338	—	126	—	—	126
Issuance of redeemable convertible preferred stock, net of $1.0 million issuance costs	280,000	18,410	—	—	—	—	—	—
Issuance of warrants, net of $0.4 million issuance costs	—	—	—	—	8,122	—	—	8,122
Redeemable convertible preferred stock dividends	—	153	—	—	(153)	—	—	(153)
Accretion of preferred stock	—	9,590	—	—	(9,590)	—	—	(9,590)
Vesting of restricted stock units	—	—	61,890	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,035	—	—	1,035
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(8,287)	—	(8,287)
Balances at June 30, 2023	280,000	$28,153	29,920,502	$5	161,058	$(133,147)	$—	$27,916
Issuance of common stock upon exercise of stock options	—	—	35,269	—	25	—	—	25
Vesting of restricted stock units	—	—	25,368	—	-	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Payment of warrant issuance costs	—	—	—	—	(115)	—	—	(115)
Redeemable convertible preferred stock dividends	—	568	—	—	(568)			(568)
Unrealized gain on available-for-sale short-term investments	—	—	—	—	-	—	1	1
Foreign currency translation gain (loss)	—	—	—	—	-	—	(16)	(16)
Net loss	—	—	—	—	-	(10,631)	—	(10,631)
Balances at September 30, 2023	280,000	$28,721	29,981,139	$5	161,556	$(143,778)	$(15)	$17,768

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (continued)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances at December 31, 2021	—	$—	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of common stock upon exercise of stock options	—	—	70,534	—	78	—	—	78
Stock-based compensation expense	—	—	—	—	448	—	—	448
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(13,194)	—	(13,194)
Balances at March 31, 2022	—	$—	29,389,112	$5	$156,575	$(78,464)	$(16)	$78,100
Issuance of common stock upon exercise of stock options	—	—	11,752	—	12	—	—	12
Issuance of common stock upon exercise of ESPP	—	—	113,207	—	339	—	—	339
Stock-based compensation expense	—	—	—	—	1,118	—	—	1,118
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(14,831)	—	(14,831)
Balances at June 30, 2022	—	$—	29,514,071	$5	$158,044	$(93,295)	$(34)	$64,720
Issuance of common stock upon exercise of stock options	—	—	7,686	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	915	—	—	915
Payment of financing costs					(31)			(31)
Unrealized loss on available- for-sale short-term investments	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(12,314)	—	(12,314)
Balances at September 30, 2022	—	$—	29,521,757	$5	$158,932	$(105,609)	$(20)	$53,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(30,037)	$(40,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,281	773
Amortization of intangible assets	386	386
Amortization of debt discount	692	381
Loss on debt extinguishment	—	727
Stock-based compensation	3,347	2,481
Amortization of operating lease right-of-use assets	1,284	840
Change in fair value of derivative liabilities	(326)	21
Non-cash interest on finance leases	—	(3)
Loss on disposal of property and equipment	12	—
Impairment of property and equipment	244	—
Accretion of discount on short-term investments	(369)	(79)
Changes in operating assets and liabilities:
Accounts receivable	493	(1,996)
Inventories	(2,070)	173
Deposits, prepaid expenses and other current assets	1,905	(361)
Accounts payable, accrued payroll and accrued liabilities	(1,585)	171
Deferred revenue	(2,803)	4,821
Operating lease liabilities	199	(1,072)
Finance lease liabilities	(8)	—
Net cash used in operating activities	(27,355)	(33,076)
Cash Flows From Investing Activities:
Payment of acquisition related costs	—	(556)
Proceeds from maturities of short-term investments	23,248	46,545
Proceeds from disposal of property and equipment	16	—
Purchase of property and equipment	(1,728)	(3,705)
Purchases of short-term investments	(33,775)	(71,500)
Net cash used in investing activities	(12,239)	(29,216)
Cash Flows From Financing Activities:
Borrowings on term loan, net	—	19,761
Repayment of term loan	—	(15,000)
Debt extinguishment costs	—	(700)
Payments on finance leases	(40)	(61)
Payments of financing costs	—	(31)
Proceeds from the exercise of common stock options	83	94
Proceeds from the issuance of common stock related to ESPP	126	339
Proceeds from the issuance of preferred stock, net of issuance costs	18,410	—
Proceeds from the issuance of warrants, net of issuance costs	8,007	—
Net cash provided by financing activities	26,586	4,402
Net Decrease In Cash, Cash Equivalents, and Restricted Cash	(13,008)	(57,890)
Cash, cash equivalents, and restricted cash at beginning of period	30,594	82,806
Effect of foreign exchange rate changes on cash	(16)	—
Cash, cash equivalents, and restricted cash at end of period	$17,570	$24,916

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$1,700	$817
Cash paid for taxes	$21	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$151	$43
Redeemable convertible preferred stock dividends	$721	$—
Right-of-use-assets obtained in exchange for operating lease liabilities	$27,342	$413
Equipment obtained in exchange for finance lease liabilities	$325	$—
Extinguishment of put option derivative liability in connection with term loan	$—	$(112)
Issuance of put option derivative liability in connection with term loan	$—	$379

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

Going Concern

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

Under Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that its financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of September 30, 2023, the Company had an accumulated deficit of $143.8 million. In June 2021, the Company received $112.5 million in net proceeds upon completion of its IPO, and in June 2023 received $26.4 million in net proceeds from the sale of preferred stock and warrants. The Company has also received $8.0 million in upfront payments and $5.0 million in milestone payments under its collaboration with Pfizer Inc. (Note 17). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, collaborations, strategic alliances, licensing arrangements and other sources of funding. However, the existing credit facilities may not be available if certain financial covenants are not achieved. On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with Company and MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), with MidCap Funding IV Trust. On August 9, 2022, the Company drew down $20.0 million under the terms of the 2022 Term Loan Agreement, which as of September 30, 2023 remains outstanding (together with other available extensions of credit under the 2022 Term Loan Agreement, the 2022 Term Loan). On June 30, 2023, the Company entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 2). As of September 30, 2023, the Company was in default of certain financial revenue covenants contained in the 2022 Term Loan Agreement. As a result of this default, on November 3, 2023, MidCap provided the Company with notice that it intends to require the Company to repay $15.0 million in November 2023 under the 2022 Term Loan Agreement. The Company could seek alternative funding to offset the $15.0 million being repaid to MidCap and potentially refinance the remaining portion of the 2022 Term Loan; however, the Company may not be able to refinance the remaining 2022 Term Loan or raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining additional funding. Financings, if available, may be on terms that are dilutive to stockholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of its common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently are insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Quarterly Report. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP), and include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and as amended by Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 22, 2023, as amended on May 1, 2023 and May 17, 2023 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2022 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company reclassified an aggregate of $0.4 million and $0.6 million of field services and technical support costs from the research and development line to the sales and marketing and general administrative lines on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively. The Company believes these costs are better reflected in sales and marketing. The reclassification had no impact on net loss for the three and nine months ended September 30, 2022.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that comprises the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$17,395	$30,419
Restricted cash	175	175
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$17,570	$30,594

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

3.
FAIR VALUE MEASUREMENT

The following tables summarize the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise of money market funds, commercial paper, U.S. government securities, corporate debt securities and the contingent put option liability (in thousands):

	Fair value measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,259	$—	$—	$12,259
Commercial paper	—	6,315	—	6,315
U.S. Government securities	—	14,779	—	14,779
Corporate debt securities	—	2,965	—	2,965
Total	$12,259	$24,059	$—	$36,318

Liabilities
Contingent put option liability	$—	$—	$41	$41
Total	$—	$—	$41	$41

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,784	$—	$—	$26,784
Commercial paper	—	1,737	—	1,737
U.S. Government securities	—	11,422	—	11,422
Total	$26,784	$13,159	$—	$39,943

Liabilities
Contingent put option liability	$—	$—	$367	$367
Total	$—	$—	$367	$367

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement and the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other expense, net as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of September 30, 2023 and December 31, 2022, the adjusted market rate of debt was 13.46% and 12.58%, respectively, and the probability of default was 47% and 63%, respectively. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2022	$367
Change in fair value	(326)
Fair value at September 30, 2023	$41

Contingent Put Option Liability
Fair value at December 31, 2021	$108
Extinguishment of liability	(112)
Issuance of liability	379
Change in fair value	21
Fair value at September 30, 2022	$396

4.
INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$6,315	$—	$—	$6,315
U.S. Government securities	14,775	5	(1)	14,779
Corporate debt securities	2,965	—	—	2,965
Total	$24,055	$5	$(1)	$24,059

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$1,737	$—	$—	$1,737
U.S. Government securities	11,425	1	(4)	11,422
Total	$13,162	$1	$(4)	$13,159

As of September 30, 2023 and December 31, 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of September 30, 2023 and December 31, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three and nine months ended September 30, 2023 and 2022, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

5.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in and first-out method) or net realizable value. The components of inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$2,936	$1,044
Work in process and sub-assemblies	968	647
Finished goods	366	509
Total	$4,270	$2,200

6.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$6,880	$5,647
Furniture and fixtures	908	64
Computer hardware and software	2,259	1,531
Leasehold improvements	332	58
Construction in progress	196	1,501
Total	10,575	8,801
Less: Accumulated depreciation and amortization	(3,211)	(1,940)
Total property and equipment, net	$7,364	$6,861

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.9 million and $0.3 million, respectively, and depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.3 million and $0.8 million, respectively, and is included in operating expenses. During the three and nine months ended September 30, 2023, the Company recorded an impairment charge of $0.2 million on property and equipment. There was no impairment recorded in the three and nine months ended September 30, 2022.

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In 2019, SGI sold SGI-DNA to GATTACA Mining, LLC. As part of the transaction, the Company acquired its intangible assets with resulting goodwill. The goodwill carries a fair value of approximately $3.5 million. Due to the decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered the effects on its goodwill and determined that there was no significant impact that would cause the goodwill to be impaired. There were no other events or circumstances that have changed since the last annual assessment that could reduce the fair value of the Company’s reporting segment below its carrying values.

In connection with the Eton acquisition in November 2021, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been assigned to goodwill at a fair value of $11.4 million.

For the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment of goodwill.

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

Other intangible assets, net consists of the following (in thousands):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	(2,062)	$1,088
Trade name	80	(50)	30
Customer relationships	420	(53)	367
Non-competition agreements	30	(19)	11
Total	$3,680	$(2,184)	$1,496

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(1,725)	$1,425
Trade name	80	(30)	50
Customer relationships	420	(32)	388
Non-competition agreements	30	(11)	19
Total	$3,680	$(1,798)	$1,882

Amortization expense for each of the three months ended September 30, 2023 and 2022 was approximately $0.1 million, and amortization expense for each of the nine months ended September 30, 2023 and 2022 was approximately $0.4 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of September 30, 2023 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2023	$129
2024	510
2025	478
2026	103
2027	28
Thereafter	248
Total	$1,496

8.
LEASES

As of September 30, 2023, the Company had six outstanding leases for office and laboratory space and scientific manufacturing equipment. The leases have remaining terms between approximately 2 and 10 years. The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

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

The components of lease cost under ASC 842 are as follows (in thousands):

	September 30,
	2023	2022
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use asset	$34	$61
Interest on finance lease liabilities	8	3
Operating lease costs	3,422	966
Variable lease cost	881	477
Short term lease cost	351	624
Total lease cost	$4,696	$2,131

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,939	$1,198
Operating cash flows from finance leases	$8	$3
Financing cash flows from finance leases	$40	$61

The weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term
Finance leases	2.7 years	0.2 years
Operating leases	9.4 years	3.9 years
Weighted-average discount rate
Finance leases	8.9%	7.4%
Operating leases	9.7%	8.6%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of September 30, 2023 (in thousands):

Year Ending December 31,	Operating	Finance
2023	$1,075	$56
2024	4,407	131
2025	4,539	99
2026	4,657	58
2027	4,659	—
Thereafter	26,078	—
Total future minimum lease payments	45,415	344
Less: imputed interest	(16,185)	(34)
Present value of lease liability	$29,230	$310

Less: current portion of lease liability	(1,637)	(110)
Non-current portion of lease liability	27,593	200

9.
NOTES PAYABLE

Loan and Security Agreement

As of September 30, 2023 and December 31, 2022, the loans payable on the condensed consolidated balance sheets pertains to the 2022 Loan Agreements with MidCap Financial Trust described below.

2022 Loan Agreements

On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements, and the extensions of credit thereunder referred to as the 2022 Term Loan and 2022 Revolving Loan, respectively), with MidCap Funding IV Trust (together with MidCap Financial Trust, the Lender). On June 30, 2023, the Company entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental borrowings under the 2022 Term Loan Agreement, and (vi) reset the minimum net revenue covenant.

The 2022 Term Loan Agreement, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One) , (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require the lender's consent in order for the Company to draw down the additional borrowings. The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the 2022 Revolving Credit Agreement. The 2022 Term Loan and 2022 Revolving Loan mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022 to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full the Company’s borrowings under its existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used be for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Two was available between January 1, 2023, and September 30, 2023, following the Company’s achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing, but was not exercised. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Three may become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Three may be used for working capital and general corporate purposes.

The 2022 Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the 2022 Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the nine months ended September 30, 2023, the effective interest rate on outstanding borrowings was approximately 16.35%.

Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the term loans is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The 2022 Term Loan may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three from the date of Amendment No. 2, respectively. Once repaid, the 2022 Term Loan may not be reborrowed. The Company is also obligated to pay an exit fee equal to 5.5% of the outstanding principal amount of the 2022 Term Loan borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

The Company may borrow, repay and reborrow the 2022 Revolving Loan until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the 2022 Revolving Loan may be used for working capital needs and general corporate purposes. As of September 30, 2023, no amount was outstanding under the 2022 Revolving Loan Agreement. As of November 3, 2023, the Lender notified us that is was terminating the 2022 Revolving Loan Agreement due to the event of default discussed below.

The 2022 Revolving Loan would bear interest at a floating rate based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the 2022 Revolving Loan would be payable monthly in arrears on the first day of each month and at maturity. The Company is obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the 2022 Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

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

As of September 30, 2023, the Company was in default of certain financial revenue covenants contained in the 2022 Term Loan Agreement. As a result of this default, the Lender has the ability to immediately call the balance of the loan, along with a 5.5% exit fee and 3.0% prepayment penalty, amounting to a total repayment obligation of approximately $21.7 million for the 2022 Term Loan, plus a $0.3 million prepayment penalty for the 2022 Revolving Loan.

On November 3, 2023, the Lender provided the Company with notice that it intends to require the Company to (i) repay $15 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant the Lender a warrant to purchase 275,000 shares of common stock at a price equal to the 10-day volume weighted average price of the Company's common stock immediately prior to the date of any amendment of the 2022 Term Loan Agreement. In exchange for the Company doing the foregoing, the Lender would agree to (i) waive all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan Agreement, (iii) waive the prepayment penalty related to the $15 million repayment and reduce the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan Agreement to 1%, (iv) freeze any future extensions of credit under the 2022 Revolving Loan Agreement and (v) reduce the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

As of September 30, 2023 the 2022 Term Loan is classified within current and non-current liabilities on the condensed consolidated balance sheets and consists of the following (in thousands):

September 30, 2023
Principal amount of loans payable	$20,000
Loans payable, current portion	15,000
Current portion of accrued interest	207
Loans payable, current portion	$15,207
Loans payable, net of current portion	5,000
Final debt payment liability	750
Less: Debt discount and financing costs, net of accretion	(581)
Loans payable, net of discount and current portion	$5,169

As of December 31, 2022, the loan is classified within non-current liabilities on the condensed consolidated balance sheets and consists of the following (in thousands):

December 31, 2022
Principal amount of loans payable	$20,000
Loans payable, net of current portion	20,000
Accrued interest	172
Final debt payment liability	900
Less: Debt discount and financing costs, net of accretion	(1,423)
Loans payable, net of discount and current portion	$19,649

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a component of derivative liabilities on the consolidated balance sheet. As of September 30, 2023, the estimated fair value of the contingent put option liability was $41 thousand, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

The estimated future principal payments due under the 2022 Loan Agreements were as follows:

September 30, 2023
Estimated future principal payments due
2023	$15,000
2024	—
2025	1,042
2026	2,500
2027	1,458
Total	$20,000

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

11.
REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock Financing

On May 31, 2023, the Company executed a Redeemable Convertible Preferred Stock and Warrant Purchase Agreement (the Agreement) for the purposes of raising capital in the aggregate amount of up to $28.0 million by the means of issuance of Redeemable Convertible Preferred Stock and Warrants.

On June 1, 2023, the Company filed a Certificate of Designation of Redeemable Convertible Preferred Stock of Telesis Bio (the Certificate of Designation), to set forth the rights, privileges and preferences of the Redeemable Convertible Preferred Stock.

On June 5, 2023, the Company issued 280,000 shares of Redeemable Convertible Preferred Stock and 17,771,761 warrants, for a total purchase price of $28.0 million, plus an additional 355,435 warrants issued as consideration for advisory services related to the transaction.

.

Dividends

From and after the issue date of the Redeemable Convertible Preferred Stock, cumulative dividends accrue on the Accrued Value (as defined below) of each share of Redeemable Convertible Preferred Stock at the annual rate of 8%. Dividends on each share of Redeemable Convertible Preferred Stock are cumulative and accrue daily from and after the issue date, but compound on a quarterly basis on the last day of each calendar quarter (the “Quarterly Dividend Date”), whether or not earned or declared, and whether or not there are earnings or profits, surplus or other funds or assets of the Company legally available for the payment of dividends. All such dividends compound and shall be added to the Accrued Value on each Quarterly Dividend Date. No dividends are to be paid in cash unless such dividends are paid pursuant to liquidation of the Company or a conversion or redemption of the Redeemable Convertible Preferred Stock.

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

As of September 30, 2023, no dividends have been declared or distributed to any stockholders, and the Company has accrued dividends to date totaling $0.7 million.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”) or Deemed Liquidation Event (as defined below), the holders of shares of Redeemable Convertible Preferred Stock shall be entitled to be paid, with respect to each share of Redeemable Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Company available for distribution to its stockholders, on a preferred basis prior and in preference to any distribution to the holders of any common stock or any other junior stock of the Company, an amount in cash per share of Redeemable Convertible Preferred Stock equal to (i) in the event of a Deemed Liquidation Event occurring prior to the 24-month anniversary of the issue date, the greater of (x) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Deemed Liquidation Event or (ii) in the event of (A) a Liquidation Event that is not a Deemed Liquidation Event or (B) a Deemed Liquidation Event occurring on or after the 24-month anniversary of the issue date, the greater of (x) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Liquidation Event or Deemed Liquidation Event, as applicable (the Liquidation Amount). Deemed Liquidation Event means a reorganization, merger or consolidation in which: (A) the Company is a constituent party or (B) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such reorganization, merger or consolidation, except any such reorganization, merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such reorganization, merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such reorganization, merger or consolidation, a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such reorganization, merger or consolidation, the parent corporation of such surviving or resulting corporation.

Rights and Preferences

At any time when shares of Redeemable Convertible Preferred Stock are outstanding, the Company shall not, either directly or indirectly (including through any subsidiary of the Company) by amendment, merger, consolidation, reclassification, reorganization or otherwise, do any of the following without (in addition to any other vote required by law or the Company’s Certificate of Incorporation) the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Redeemable Convertible Preferred Stock (or, solely with respect to section (a) below, the holders of 75% of the then outstanding shares of Redeemable Convertible Preferred Stock), given in writing or by vote at a meeting, consenting or voting separately as a class, and any such act taken or transaction entered into without such consent or vote shall be null and void, and of no force or effect:

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

Accordingly, the Company has classified all shares of Redeemable Convertible Preferred Stock as mezzanine equity in the accompanying financial statements as of September 30, 2023.

Redeemable Convertible Preferred Stock consisted of the following as of September 30, 2023 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$28,721	$28,721
Total Redeemable Convertible Preferred Stock	280,000	280,000		$28,721	$28,721

12.
WARRANTS

In connection with the Agreement described in Note 11, the Company issued 5,923,921 warrants with a term of two years (Short-Term Warrants) and 11,847,840 warrants with a term of seven years (Long-Term Warrants) with the 280,000 shares of Redeemable Convertible Preferred Stock, for a total purchase price of $28.0 million. An additional 355,425 warrants with a term of five years were issued as consideration for advisory services related to the transaction, concurrent with the Agreement (Additional Warrants, and collectively with the Short-Term Warrants and Long-Term Warrants are referred to as the Warrants). All of the Warrants entitle the holder to purchase one share of common stock, subject to certain adjustment provisions.

Common Stock Warrants

On June 5, 2023, the Company issued a total of 5,923,921 Short-Term Warrants to purchase common stock to investors in connection with the Agreement described in Note 11. Each Short-Term Warrant has a strike price of $2.5996 per share and has a two-year term from the date of issuance. Each Short-Term Warrant had a grant date fair value of $0.20. The Short-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued a total of 11,847,840 Long-Term Warrants to purchase common stock to investors in connection with the Agreement described in Note 11. Each Long-Term Warrant has a strike price of $2.5996 per share and has a seven-year term from the date of issuance. Each Long-Term Warrant had a grant date fair value of $0.61. The Long-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued a total of 355,435 Additional Warrants to purchase common stock as consideration for advisory services in connection with the Agreement described in Note 11. Each Additional Warrant has a strike price of $2.9541 per share and has a five-year term from the date of issuance. Each Additional Warrant had a grant date fair value of $0.45. The Additional Warrants meet the criteria for permanent equity classification.

As of September 30, 2023, 18,127,196 Warrants were issued and outstanding.

13.
STOCK-BASED COMPENSATION

For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of approximately $1.2 million, $0.9 million, $3.3 million, and $2.5 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter by the lesser of 15,750,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2023, the number of shares of common stock reserved for issuance under the 2021 SIP was 1,909,984.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the nine months ended September 30, 2023 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2022	4,488,555	$2.11	8.9	$252
Options granted	2,261,922	1.60
Options exercised	(104,427)	0.81
Options cancelled	(576,701)	2.70
Balances at September 30, 2023	6,069,349	$1.89	8.7	$78
Vested and expected to vest at September 30, 2023	5,592,350	$1.88	8.7	$78
Exercisable at September 30, 2023	1,604,456	$2.46	7.8	$77

There were 2,261,922 options granted during the nine months ended September 30, 2023. The weighted average grant date calculated fair value of options granted during the nine months ended September 30, 2023 was $0.77 per share.

The calculated value of option grants during the nine months ended September 30, 2023 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended
September 30, 2023
Risk free interest rate	4.2%
Expected dividend yield	—%
Expected term	4 years
Forfeiture rate	0.5%
Expected volatility	58.3%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	272,601	$6.41
Granted	416,478	1.52
Vested	(121,283)	5.05
Cancelled	(12,150)	10.20
Unvested at September 30, 2023	555,646	$2.96

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1.03% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of September 30, 2023, the number of shares of common stock that may be issued under the ESPP is 593,482.

As of September 30, 2023, 346,173 shares of common stock have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$954	$713	$2,705	$1,935
Restricted stock units	169	95	561	226
Employee stock purchase plan	33	107	81	320
Total	$1,156	$915	$3,347	$2,481

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$178	$150	$637	$406
Sales and marketing	88	113	321	286
General and administrative	890	652	2,389	1,789
Total	$1,156	$915	$3,347	$2,481

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $7.0 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

15.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(10,631)	$(12,314)	$(30,037)	$(40,339)
Less: Redeemable Convertible Preferred Stock Dividends	(568)	—	(721)	—
Net loss attributable to common stockholders	$(11,199)	$(12,314)	$(30,758)	$(40,339)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,946,770	29,518,955	29,795,723	29,429,393
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.42)	$(1.03)	$(1.37)

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

	September 30,
	2023	2022
Stock options to purchase common stock	6,069,349	4,561,605
Restricted stock units that vest into common stock	555,646	272,601
Shares issuable under employee stock purchase plan	103,291	132,070
Warrants to purchase common stock	18,127,196	—
Redeemable Convertible Preferred Stock (as converted to common shares)	12,152,973	—
Total	37,008,455	4,966,276

16.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the nine months ended September 30, 2023 and 2022.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. In the fourth quarter of 2022 the Company achieved its first technical milestone associated with the research plan and recognized $2.5 million in revenue associated with the milestone achievement. In the second quarter of 2023, the Company achieved its second technical milestone associated with the research plan and recognized $2.5 million in revenue associated with the milestone achievement. As of September 30, 2023 no other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $5.4 million, respectively, of revenue related to the Pfizer Agreement. As of September 30, 2023, aggregate deferred revenue related to the Pfizer Agreement was $0.8 million, all of which was classified as current.

18.
SUBSEQUENT EVENTS

On November 3, 2023, the Lender provided the Company with notice that it intends to require the Company to (i) repay $15 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant the Lender a warrant to purchase 275,000 shares of common stock in exchange for amending the 2022 Term Loan Agreement and waiving any other remedies it may have due to the Company's revenue covenant default. See Note 9.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Telesis Bio Inc. and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K (the Annual Report) filed with the Securities and Exchange Commission (the SEC) on March 22, 2023 and amended on May 1, 2023 and May 17, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. Since the introduction of our solution through September 30, 2023, we have placed over 250 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2022, our customer base was composed of over 450 customers and included 15 of the 25 largest biopharmaceutical companies in the world ranked by 2020 revenue, excluding affiliates of those companies. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.

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

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (the 2022 Loan Agreements), $15.0 million of which was used to repay the loans from Silicon Valley Bank. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. On November 3, 2023, MidCap provided us with notice that it intends to require us to (i) repay $15 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant MidCap a warrant to purchase 275,000 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default.

We have incurred significant operating losses since our inception. During the nine months ended September 30, 2023 and 2022, our revenue was $20.5 million and $18.0 million, respectively. As of September 30, 2023, we had cash and cash equivalents of $17.4 million and short-term investments of $24.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $30.0 million and $40.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $143.8 million.

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

Sales and Marketing Expenses

Sales and marketing expenses include employee compensation and benefits for sales, marketing, customer service, corporate development personnel and related administrative expenses. In addition, sales and marketing expenses also include costs for international employees and facility overhead based on headcount. We anticipate that our sales and marketing expenses will increase in the future as we increase our headcount to support increasing sales and continued expansion of our U.S. and international operations. Sales and marketing costs are expensed as incurred.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. The contingent put option liability related to the 2021 Loan Agreement was extinguished in August 2022 in connection with the paydown and termination of the corresponding term loan. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At September 30, 2023, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 :

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue
Product revenue	$2,435	$2,672	$(237)
Service revenue	1,466	2,052	(586)
Collaboration revenue	962	1,262	(300)
Royalties and other revenue	701	689	12
Total revenue	5,564	6,675	(1,111)
Cost of revenue	2,567	3,016	(449)
Gross profit	2,997	3,659	(662)
Operating expenses:
Research and development	4,119	5,460	(1,341)
Sales and marketing	2,743	4,189	(1,446)
General and administrative	6,256	5,261	995
Total operating expenses	13,118	14,910	(1,792)
Loss from operations	(10,121)	(11,251)	1,130
Other income expense, net:
Interest expense, net	(683)	(319)	(364)
Change in fair value of derivative liabilities	167	(17)	184
Loss on extinguishment of debt	-	(727)	727
Other expense, net	20	6	14
Total other expense, net	(496)	(1,057)	561
Loss before provision for income taxes	(10,617)	(12,308)	1,691
Provision for income taxes	(14)	(6)	(8)
Net loss	$(10,631)	$(12,314)	$1,683

Revenue

Revenue for the three months ended September 30, 2023 was $5.6 million compared to $6.7 million for the three months ended September 30, 2022. The decrease of $1.1 million was attributable to a decrease in service revenue of $0.6 million, a decrease in collaboration revenue of $0.3 million, and a decrease in product revenue of $0.2 million. Service revenue decreases were driven by a $0.5 million impact from pausing our biofoundry services offerings at the end of 2022. Collaboration revenue decreases were driven by the immediate recognition of $0.3 million in the third quarter of 2022 related to a material right in our Pfizer contract. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments stayed consistent, and revenue from BioXp kits decreased by $0.2 million.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 was $2.6 million, compared to $3.0 million for the three months ended September 30, 2022. The $0.4 million decrease was primarily driven by a decrease in product and service revenues of $0.8 million. Our gross margin percentage was 54% and 55% of total revenues for the three months ended September 30, 2023 and 2022, respectively. The unfavorable change in gross margin percentage was mainly due to a decrease in revenue from collaboration research programs, and a change in product mix with a greater number of the higher margin BioXp 9600 systems sold during the third quarter of 2022, offset by and the sale of BioXp 3250 systems and kits with higher average margins compared to the first half of 2022.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 were $4.1 million, compared to $5.5 million for the three months ended September 30, 2022. The $1.3 million decrease was primarily due to lower expenses for personnel, consulting and professional services, and lab supplies. Personnel expenses decreased by $0.7 million due to headcount reductions. Consulting and professional services, as well as lab supplies expense, decreased by $0.5 million, primarily due to product development efforts related to our BioXp 9600 System, which were consummated upon the release of this product near the end of the third quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2023 were $2.7 million, compared to $4.2 million for the three months ended September 30, 2022. The $1.4 million decrease was primarily attributable to lower personnel expenses of $1.5 million due to headcount reductions, offset by a $0.2 million increase in our allowance for doubtful accounts.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $6.3 million, compared to $5.3 million for the three months ended September 30, 2022. The $1.0 million increase was primarily due to a $0.8 million increase in lease expense after moving into our new corporate headquarters at Wateridge Circle during the first half of 2023, and $0.4 million of one-time costs related to the termination of our instrument supplier contract as we make the transition to insourcing production. This increase to general and administrative expenses was offset by $0.2 million in lower insurance costs due to D&O insurance premium reductions achieved during our second year of being a publicly traded company.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2023 was a net expense of $0.5 million, compared to a net expense of $1.1 million for the three months ended September 30, 2022. The net expense during the three months ended September 30, 2023 was primarily comprised of $0.7 million of net interest expense, offset by a $0.2 million gain resulting from the decrease to the fair value of our derivative liability. The net expense during the three months ended September 30, 2022 was primarily comprised of a $0.7 million loss on extinguishment of debt and $0.3 million of net interest expense.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue
Product revenue	$8,106	$7,432	$674
Service revenue	4,853	5,512	(659)
Collaboration revenue	5,386	3,186	2,200
Royalties and other revenue	2,187	1,836	351
Total revenue	20,532	17,966	2,566
Cost of revenue	8,331	8,817	(486)
Gross profit	12,201	9,149	3,052
Operating expenses:
Research and development	13,827	18,791	(4,964)
Sales and marketing	9,910	12,338	(2,428)
General and administrative	17,522	16,621	901
Total operating expenses	41,259	47,750	(6,491)
Loss from operations	(29,058)	(38,601)	9,543
Other income expense, net:
Interest expense, net	(1,265)	(954)	(311)
Change in fair value of derivative liabilities	326	(21)	347
Loss on extinguishment of debt	-	(727)	727
Other expense, net	(19)	(18)	(1)
Total other expense, net	(958)	(1,720)	762
Loss before provision for income taxes	(30,016)	(40,321)	10,305
Provision for income taxes	(21)	(18)	(3)
Net loss	$(30,037)	$(40,339)	$10,302

Revenue

Revenue for the nine months ended September 30, 2023 was $20.5 million, compared to $18.0 million for the nine months ended September 30, 2022. The increase of $2.6 million was attributable to an increase in collaboration revenue of $2.2 million, and an increase in product revenue of $0.7 million, offset by a $0.7 million decrease in service revenue. Collaboration revenue increases were driven by our Pfizer contract. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments increased by $0.9 million, and revenue from BioXp kits decreased by $0.1 million. Service revenue decreased primarily as a result of a $0.9 million impact from pausing our biofoundry services offerings at the end of 2022, offset by a $0.2 million increase in service revenue from our Eton subsidiary.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2023 was $8.3 million, compared to $8.8 million for the nine months ended September 30, 2022. Cost of revenue decreased by $0.5 million despite an increase in revenue primarily because most of the sales increase was attributable to royalty and collaboration revenue, while product and service revenues remained flat but experienced improved margins. Our gross margin percentage was 59% and 51% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. The favorable change in gross margin percentage was mainly due to an increase in revenue from collaboration research programs, a change in product mix with the launch of the higher margin BioXp 9600 system during the latter half of 2022, and the sale of kits with higher average margins compared to the first half of 2022.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were $13.8 million, compared to $18.8 million for the nine months ended September 30, 2022. The $5.0 million decrease was primarily due to lower expenses for personnel, consulting and professional services, and lab supplies. Personnel expenses decreased by $2.1 million due to headcount reductions. Consulting and professional services, as well as lab supplies expense, decreased by $2.8 million, primarily due to product development efforts related to our BioXp 9600 System, which were consummated upon the release of this product near the end of the third quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2023 were $9.9 million, compared to $12.3 million for the nine months ended September 30, 2022. The $2.4 million decrease was primarily attributable to lower personnel costs of $3.2 million due to headcount reductions, offset by a $0.5 million increase in our allowance for doubtful accounts, as well as $0.2 million in increased facilities costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $17.5 million, compared to $16.6 million for the nine months ended September 30, 2022. The $0.9 million increase was primarily due to a $2.1 million increase in lease expense as we were in the process of ending four leases while we consolidated those leases into two buildings at our new corporate headquarters at Wateridge Circle during 2023, as well as a $0.5 million increase in stock-based compensation expense. This increase to general and administrative expenses was offset by $0.9 million in lower insurance costs due to D&O insurance premium reductions achieved during our second year of being a publicly traded company, and $0.8 million decrease in professional services due to higher utilization of consultants during 2022 .

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2023 was a net expense of $1.0 million, compared to a net expense of $1.7 million for the nine months ended September 30, 2022. The net expense during the nine months ended September 30, 2023 was primarily comprised of $1.3 million of net interest expense, offset by a $0.3 million gain resulting from the decrease to the fair value of our derivative liability. The net expense during the nine months ended September 30, 2022 was primarily comprised of $1.0 million of net interest expense, and a $0.7 million loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). After completion of our IPO, we received $20.0 million under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements), $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $17.6 million and short-term investments of $24.1 million. On November 3, 2023, MidCap provided us with notice that it intends to require us to (i) repay $15 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant MidCap a warrant to purchase 275,000 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(27,355)	$(33,076)
Net cash used in investing activities	(12,239)	(29,216)
Net cash provided by financing activities	26,586	4,402
Net decrease in cash	$(13,008)	$(57,890)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $27.4 million of cash, primarily resulting from our net loss of $30.0 million, partially offset by non-cash charges of $6.7 million and changes in our operating assets and liabilities of $4.0 million. Non-cash charges consisted primarily of $3.3 million in stock-based compensation, depreciation and amortization expense of $1.7 million, $0.3 million amortization of debt discount, and amortization of our right-of-use operating lease asset of $1.3 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of a $2.1 million increase in inventory, a $1.6 million decrease in accounts payable, accrued payroll and accrued liabilities, and a $2.8 million decrease in deferred revenue related to the Pfizer Agreement, partially offset by a $0.5 million decrease in accounts receivable and a $1.8 million decrease in deposits, prepaid expenses and other current assets.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $12.2 million, consisting primarily of $33.8 million of purchases of short-term investments and $1.7 million of purchases of property and equipment, partially offset by $23.2 million of maturities of short-term investments.

During the nine months ended September 30, 2022, net cash used in investing activities was $29.2 million, consisting primarily of $71.5 million of purchases of short-term investments and $3.7 million of purchases of property and equipment, partially offset by $46.5 million of maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $26.6 million, consisting primarily of gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and warrants, offset by stock issuance costs of $1.6 million, and $0.2 million received from the exercise of stock options and issuance of common shares pursuant to the ESPP.

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

2022 Loan Agreements

On August 9, 2022, we entered into (i) a Credit, Security and Guaranty Agreement (Term Loan) (the 2022 Term Loan Agreement), with MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements, and the extensions of credit thereunder referred to as the 2022 Term Loan and 2022 Revolving Loan, respectively), with MidCap Funding IV Trust (together with MidCap Financial Trust, the Lender). On June 30, 2023, we entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental borrowings under the 2022 Term Loan Agreement, and (vi) reset the minimum net revenue covenant.

The 2022 Term Loan Agreement, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require the lender’s consent in order for the Company to draw down those borrowings. The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the Revolving Credit Agreement. The 2022 Term Loan and 2022 Revolving Loan mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full our borrowings under the existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Two was available between January 1, 2023, and September 30, 2023, following our achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing, but was not exercised. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Three may become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Two and Tranche Three may be used for working capital and general corporate purposes.

The 2022 Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the 2022 Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the nine months ended September 30, 2023, the effective interest rate on outstanding borrowings was approximately 16.35%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the 2022 Term Loan is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The 2022 Term Loan may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three from the date of Amendment No. 2, respectively. Once repaid, the term loans may not be reborrowed. We are also obligated to pay an exit fee equal to 5.5% of the outstanding principal amount of the 2022 Term Loan borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

We may borrow, repay and reborrow the 2022 Revolving Loan until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the 2022 Revolving Loan may be used for working capital needs and general corporate purposes. As of September 30, 2023, no amount was outstanding under the 2022 Revolving Loan Agreement. As of November 3, 2023, the Lender notified us that it was terminating the 2022 Revolving Loan Agreement due to the event of default discussed below.

The 2022 Revolving Loan would bear interest at a floating rated based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the 2022 Revolving Loan would be payable monthly in arrears on the first day of each month and at maturity. We are obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the 2022 Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

Our obligations and any future guarantors under the 2022 Loan Agreements are secured by liens on substantially all of our assets.

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

As of September 30, 2023, we were in default of certain financial debt covenants associated with the 2022 Term Loan Agreement. As a result of this default, the Lender had the ability to call the balance of the loan, along with a 5.5% exit fee and 3.0% prepayment penalty, amounting to a total repayment obligation of approximately $21.7 million for the 2022 Term Loan, plus a $0.3 million prepayment penalty for the 2022 Revolving Loan.

On November 3, 2023, the Lender provided us with notice that it intends to require us to (i) repay $15 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant the Lender a warrant to purchase 275,000 shares of our common stock at a price equal to the 10-day volume weighted average price of our common stock immediately prior to the date of any amendment of the 2022 Term Loan Agreement. In exchange for the Company doing the foregoing, the Lender would agree to (i) waive all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan Agreement, (iii) waive the prepayment penalty related to the $15 million repayment and reduce the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan Agreement to 1%, (iv) freeze any future extensions of credit under the 2022 Revolving Loan Agreement and (v) reduce the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

As of September 30, 2023 the 2022 Term Loan is classified within current and non-current liabilities on the condensed consolidated balance sheets.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at September 30, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$45,415	$4,374	$9,146	$9,173	$22,722
Finance lease commitments (2)	347	132	215	—	—
Debt obligations (3)	22,886	15,979	3,956	2,951	—
Total	$68,648	$20,485	$13,317	$12,124	$22,722

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between October 2026 and July 2033. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of equipment that expire in October 2025 and August 2026.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 12.18% per annum, which was the interest rate in effect as of September 30, 2023 and assumes no borrowings under Tranche Three.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of September 30, 2023, we had approximately $41.6 million in cash, cash equivalents, restricted cash, and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or persons performing similar functions, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
we have defaulted under our Credit, Security and Guarantee Agreements (2022 Loan Agreements) with MidCap Financial Trust and MidCap Funding IV Trust and have become obligated to repay certain amounts outstanding thereunder; the remaining balance cotinues to be governed by restrictive covenants that limit our operations and allow the lenders to call our loans if there is an event of default;
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
•
we began manufacturing certain of our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products, our business and financial results could suffer;
•
we currently rely on single source suppliers for certain components of our instruments and raw materials. If this manufacturer or these suppliers should fail or not perform satisfactorily, our ability to commercialize and supply our products would be adversely affected; and
•
if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and build a strong brand identity may be impaired.

Risks Related to Our Business

We are an early-stage multi-omic and synthetic biology technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future. We incurred a net loss of $48.5 million for the year ended December 31, 2022, and a net loss of $30.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $143.8 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of our 2022 Loan Agreements with MidCap. As a result of this non-compliance, MidCap provided us with notice that it intends to require us to (i) repay $15 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant the Lender a warrant to purchase 275,000 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default. We may need to raise funds to offset the amount repaid or refinance the remaining portion of the 2022 Term Loan. We also may seek to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:

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

As of September 30, 2023, we had $41.6 million of cash, cash equivalents, restricted cash, and short-term investments. This plus MidCap's notice on November 3, 2023 that it intends to require us to repay $15.0 million of our outstanding debt in November 2023 under the 2022 Term Loan Agreement raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of our Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Despite raising capital in June 2023, uncertainty regarding our liquidity may have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

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

We have defaulted under our Credit, Security and Guarantee Agreements (2022 Loan Agreements) with MidCap Financial Trust and MidCap Funding IV Trust and have become obligated to repay certain amounts outstanding thereunder; the remaining balance continues to be governed by restrictive covenants that limit our operations and allow the lenders to call our loans if there is an event of default.

Pursuant to the terms of our Term Loan with MidCap Financial Trust and our Revolver Loan with MidCap Funding IV Trust, as amended (collectively MidCap and the Loans), we have borrowed $20.0 million and may become eligible to borrow up to an additional $15.0 million upon achievement of certain events. As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of the 2022 Loan Agreements. As a result of this non-compliance, MidCap provided us with notice that it intends to require us to repay $15 million in November 2023 under the 2022 Term Loan Agreement. In addition, as a result of such non-compliance, MidCap has indicated that it will not offer to extend the additional $15.0 million of debt financing. We may not be able to replace the cash we intend to use to repay the outstanding amount to MidCap in November 2023 through financings, or refinance the additional amount outstanding, and our operations may be materially impacted.

In addition, the 2022 Loan Agreements with MidCap contain various other restrictive covenants and other restrictions, including, among other things:

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

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our Chief Executive Officer; William Kullback, our Chief Financial Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; and Eric Esser, our President and Chief Operating Officer, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Mr. Kullback, Dr. Gibson, and Mr. Esser, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executives officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

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

Risks Related to Supply, Manufacturing and Distribution of Our Products

We began manufacturing certain of our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products, our business and financial results could suffer.

We have historically relied on a single contract manufacturer for our BioXp instruments. We began manufacturing all of our BioXp 9600 systems in-house in mid-2023 and our BioXp 3250 systems in the second half of 2023. Manufacturing our instruments is a highly exacting and complex process. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or components, cyber-attacks, natural disasters and environmental factors, and if not discovered before the product is released to market, such problems could adversely affect our ability to achieve our sales goals and could result in adverse impacts to our business and financial condition. In addition, if we are unable to properly manufacture our BioXp systems, finding an alternative manufacturer on a timely basis to replace lost production capacity may not be possible and we would therefore be unable to supply a sufficient quantity of instruments to meet demand.

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

We currently rely on single source suppliers for certain components of our instruments and raw materials. If these suppliers should fail or not perform satisfactorily, our ability to commercialize and supply our products would be adversely affected.

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

Certain disruptions in the supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes or nucleotides, each of which we currently primarily source from a single supplier, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations.

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

In manufacturing our products, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to make our products or their components to specification or provide defective products to us, and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

In addition, although our contract terms require our distributors to comply with all applicable laws regarding the sale of our products, including regulatory labeling, protection of personal data, U.S. export regulations and the U.S. Foreign Corrupt Practices Act (FCPA), we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws and regulations, our results of operations and business may suffer.

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

While the potential economic impact brought by the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets in general and has negatively impacted our stock price since becoming a public company in 2021. Should this impact continue, our ability to raise additional capital through equity, equity-linked or debt financings, will be reduced, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy, including inflation, and financial markets. The capital markets or general economic conditions may be adversely affected by geopolitical risks, hostilities, terrorist attacks or wars, including the current war between Russia and Ukraine and ongoing hostilities in the Middle East. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted our business and operations.

The COVID-19 pandemic had an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments took as a result of the pandemic. Governmental mandates related to COVID-19 impacted the availability and cost of materials, which disrupted or delayed our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. Moreover, the COVID-19 pandemic had a significant impact on our ability to retain employees and forced us to fill positions more frequently than we have had to do so in the past. We cannot assure you that in the future we will be able to fill these positions quickly. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies. On May 11, 2023, President Biden's administration ended the COVID-19 national and public health emergencies. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization of our products could be adversely impacted and manufacturing of our products could be interrupted.

Our San Diego, California, facilities house our corporate, research and development, manufacturing operations and quality assurance teams. Currently, our BioXp kits and benchtop reagents are manufactured at various locations in the United States and internationally, including our San Diego facilities. We do not have a second or back-up facility to use if our San Diego facilities become inoperable.

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
▪
hyperinflation or economic or political instability in foreign countries, including the outbreak of war in the Ukraine or the Middle East;
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
▪
general economic, industry and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and the outbreak of war in the Ukraine and the Middle East; and
▪
the pandemics, natural disasters or major catastrophic events.

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

Following the closing of the Redeemable Convertible Preferred Stock Financing described in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redeemable Convertible Preferred Stock Financing” of this Quarterly Report on Form 10-Q (the “Private Placement”), as of September 30, 2023, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 84% of our outstanding common stock in the aggregate, assuming the conversion of all Redeemable Convertible Preferred Stock and exercise of all options and warrants beneficially held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard related to product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Notwithstanding the application of the conversion blockers contained in the Certificate of Designation that governs the Redeemable Convertible Preferred Stock and the terms of the Warrants, holders of the Redeemable Convertible Preferred Stock and accompanying Warrants owned approximately 81% of our shares of common stock on an as-converted basis as of September 30, 2023. Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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

One of the holders of Redeemable Convertible Preferred Stock was also granted a one-time right to nominate a director, pursuant to which Paul Meister was appointed to the Company’s board of directors. Mr. Meister was replaced by Greg Herrema on October 18, 2023. Mr. Herrema joins Andrea Jackson and Todd Nelson on our board of directors as directors affiliated with holders of Redeemable Convertible Preferred Stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these directors could potentially differ from the interests of our security holders as a whole or of our other directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-256644	3.2	5/28/21
3.2	Amended and Restated Bylaws	S-1	333-256644	3.4	5/28/21
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock	8-K	001-40497	3.1	6/8/23
4.1	Form of Common Stock Certificate	S-1	333-256644	4.2	5/28/21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

† The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telesis Bio Inc.

Date: November 13, 2023

	By:	/s/ Todd R. Nelson
Todd R. Nelson
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023

	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer
(Principal Financial Officer)