Form 10-K
period 2023-12-31
Telesis Bio Inc.
filed 2024-03-29
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $1.58 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $14.2 million. In determining the market value of non-affiliate common stock, shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 30,103,284 shares of common stock as of March 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Annual Report), contains forward-looking statements. All statements other than statements of historical facts contained in Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
▪
our future revenue, expenses, capital requirements and our needs for additional financing;
▪
our expectations regarding the rate and degree of market acceptance of our BioXp systems, BioXp kits and benchtop reagents;
▪
the ability of our products to facilitate the screen-design-build-test paradigm of synthetic biology;
▪
our ability to remediate the material weakness in our internal controls and procedures identified by management;
▪
the size and growth of the synthetic biology market and competitive companies and technologies and our industry;
▪
our ability to manufacture our products and materials used in our products;
▪
our ability to obtain financing in future operations;
▪
our ability to continue as a going concern;
▪
our ability to manage and grow our business;
▪
our ability to develop and commercialize new products;
▪
our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
▪
the performance of third-party manufacturers and suppliers and our ability to qualify second-source suppliers;
▪
the potential effects of government regulation;
▪
our ability to hire and retain key personnel and to manage our future growth effectively;
▪
our ability to repay our outstanding debt obligations;
▪
the volatility of the trading price of our common stock;
▪
the impact of local, regional, and national and international economic conditions and events, including the war between Russia and Ukraine and ongoing hostilities in the Middle East;
▪
our expectations about market trends;
▪
our anticipated use of our existing resources; and
▪
other risks and uncertainties, including those listed in the section titled “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein to reflect events or circumstances after the date of this Annual Report, whether as a result of any new information, future events or otherwise.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below in Item 1.A. These risks include, but are not limited to, the following:

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
•
we will need to raise additional capital to fund our continuing operations, which may be unavailable to us on acceptable terms or at all or may cause dilution or place significant restrictions on our ability to operate as a going concern. Our 2022 Loan Agreements may limit our flexibility in financing and operating our business and may adversely affect our business, financial condition and results of operations;
•
our management has identified a material weakness in our internal controls;
•
sales of shares of our common stock underlying the Redeemable Convertible Preferred Stock and Warrants issued in our recent private placement may cause the market price of our shares to decline;
•
we have defaulted under our 2022 Loan Agreements with MidCap and there is continued risk of additional defaults under the 2022 Loan Agreements. The remaining balance of the 2022 Loan Agreements continues to be governed by restrictive covenants that limit our operations and allows MidCap to call our loans if there are additional events of default. Our inability to fulfill these debt obligations could adversely affect working capital needs and financial condition. Further, our 2022 Loan Agreements may limit our flexibility in financing and operating our business, which may adversely affect our business, financial condition and results of operation;
•
the holders of Redeemable Convertible Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
•
our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders;
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
•
we have limited experience in sales and marketing of our products. If we are unable to expand our sales, marketing distribution and customer service and support capabilities, we may not be successful in commercializing our current and future products;
•
we began manufacturing our BioXp products and certain materials used in our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products or materials, our business and financial results could suffer;
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

Part I

BUSINESS

Overview

We are a leader in automated multi-omic and synthetic biology solutions focused on providing applications to enable researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA and short oligonucleotides that are ready to use in many downstream synthetic biology enabled markets. Our solutions address the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of high-quality DNA and mRNA at a useable scale. A key part of our on-market solution are our BioXp systems, which are end-to-end automated workstations that fit on the benchtop or in the lab and are broadly accessible due to their ease-of-use and hands-free automation. We believe our BioXp systems and future product offerings can democratize synthetic biology by simplifying the process of building DNA and mRNA and preparing samples for next generation sequencing (NGS), thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.

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
▪
inability to construct DNA and mRNA sequences above a certain size; and
▪
inability to produce the end product and quantities appropriate for downstream applications.

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
▪
BioXp 9600 system: a walkaway, higher throughput, next generation end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time, with onboard NGS library preparation

▪
BioXp portal: a user-friendly online portal that offers an intuitive guided workflow, complexity analysis capability and sequence optimization tools for building new DNA sequences and assembling them into vector(s) of choice as well as mRNA constructs;
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
▪
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system; and
▪
Custom Gibson Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS) solutions: is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines.

We believe that our integrated BioXp systems, BioXp kits and Gibson SOLA EDS solutions, when launched, will represent the industry’s leading multi-omic molecular biology workflow automation solution and provide us with a first mover advantage in the rapidly growing synthetic biology market. As part of our continuing effort to improve the processes of synthetic biology, we continue to expand our range of offerings with the goal of transforming rapid demand-response workflows in synthetic biology and consolidating supply chains and enabling global distributed manufacturing for discovery, pre-clinical and clinical applications.

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
▪
immune monitoring;
▪
synthetic mRNA for cancer and infectious disease vaccine discovery and development;
▪
mRNA-based vaccines for precision medicine and cell therapies; and
▪
mRNA-based therapeutics.

We are currently developing workflow solutions for the following areas:

▪
very high throughput customized solutions for rapid on-premise generation of DNA and RNA using Gibson SOLA enzymatic synthesis; and
▪
expanded mRNA workflows to include additional capabilities for customization of constructs of interest for mRNA therapeutic development.

We have placed approximately 300 BioXp systems globally. As of December 31, 2023, our customer base was composed of more than 500 customers and included 17 of the 20 largest biopharmaceutical companies in the world ranked by 2023 revenue.

Early Access Collaboration and Licensing Agreement with Pfizer

In December 2021, we entered into a Research Collaboration and License Agreement with Pfizer Inc. (Pfizer) pursuant to which we agreed to collaborate with Pfizer to further develop our novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. In December 2022 we achieved, and were paid for, the first technical milestone under that agreement. During the second and fourth quarters of 2023, we achieved, and were subsequently paid for the second and third technical milestones under the same agreement. We are also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of our technology developed and licensed under the agreement.

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

Enabling products’ growth is being driven by the use of new gene-editing tools for drug discovery and development, as well as the strong demand for DNA sequencing to verify the fidelity of edited DNA constructs.

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
▪
BioXp de novo DNA cloning and amplification kits. Allow users to submit a digital sequence for the generation of linear DNA fragments, clones of interest, and to generate isothermally amplified DNA.
▪
BioXp Select DNA cloning and amplification kits. Contains reagents for the generation of clones of interest and isothermal amplification of cloned DNA starting from user-provided linear DNA fragments
▪
BioXp Select plasmid amplification kits. Contains reagents for isothermal amplification of plasmid DNA.
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
▪
BioXp Select DNA cloning kits, Gibson Assembly. Off-the-shelf Gibson Assembly cloning kits enable automated cloning of user-provided fragments into a user-provided vector backbone in a single run on the BioXp platform. These kits contain all of the reagents necessary to generate circularized double-stranded DNA plasmids from input DNA fragments on demand.
▪
BioXp Select DNA cloning kits, Golden Gate Assembly. Off-the-shelf Golden Gate assembly cloning kits enable automated cloning of user-provided fragments into a user-provided vector backbone using two of the most popular Type IIS restriction enzymes, BsaI & BsmbI, in a single run on the BioXp platform. These kits contain the necessary reagents to generate circularized double-stranded DNA plasmids from input DNA fragments on demand.

▪
BioXp NGS Library Prep Kit for Whole Genome Sequencing. Designed specifically for use with the BioXp automated molecular biology workstation, this cutting-edge kit ensures that researchers can achieve faster results, significant cost reductions, and straightforward access to whole genome sequencing, facilitating comprehensive genomic analysis.
▪
BioXp NGS Library Prep kit for Plasmid Sequencing. Provides a specialized solution that enables automated and efficient library preparation for plasmid sequencing to ensure confidence in the full plasmid sequence. This kit streamlines the plasmid sequencing process, reducing hands-on time and minimizing potential errors.

By incorporating these application-specific BioXp kits into our BioXp systems, we are able to provide simple, push-button, walkaway, end-to-end automation of important synthetic biology workflows. We believe our products enable unrivalled time-to-product, quality, and workflow control advantages for our customers.

Gibson SOLA DNA Synthesis Platform

Gibson SOLA ushers in a new era of synthetic biology, enhancing the critical build phase to accelerate the screen-design-build-test cycle essential in the current landscape of research. Central to Gibson SOLA's advancement is its suite of build-to-stock enzymatic DNA assembly kits and bioinformatic tools, tailored to work in concert with a range of industry-leading hardware platforms. This integration results in the production of high-fidelity DNA and mRNA sequences. Engineered for high throughput and user-friendliness, Gibson SOLA enables automated, efficient operations directly within the customer's lab. This development advances enzymatic DNA synthesis, making sophisticated techniques more attainable and simplifying the build phase to expedite development timelines.

•
Interoperability and Flexibility: Gibson SOLA's groundbreaking technology is designed for versatility, with a platform-agnostic approach that allows for seamless integration across various hardware systems. This interoperability ensures that Gibson SOLA can be implemented within a range of laboratory environments, accommodating diverse research and production needs while still delivering on its promise of superior quality and efficiency.
•
Speed and Scale: Capitalizing on the foundation laid by the BioXp systems, Gibson SOLA enhances throughput and reduces synthesis times, offering unparalleled speed without compromising on the scale of operations. This means that Gibson SOLA can deliver high-quality output at a pace that sets a new industry benchmark.
•
Product Format Diversity: Gibson SOLA's advanced design is adaptable for an array of product formats through software updates alone, showcasing our commitment to innovation without necessitating hardware upgrades. This adaptability positions Gibson SOLA at the forefront of new product development and offers our customers a versatile platform for a variety of applications.
•
Complex DNA and mRNA Construction: With Gibson SOLA, the construction of complex genes and mRNA sequences is more efficient due to its enhanced native quality that exceeds the capabilities of the BioXp systems. Gibson SOLA uses our latest proprietary protocols for robust DNA synthesis and assembly, enabling the construction of a wide range of sizes and complexities with unprecedented precision. Unlike other technologies Gibson SOLA is compatible with pre-built customer supplied sequences such as PolyA and UTRs.
•
Enhanced Productivity: Gibson SOLA's streamlined workflow substantially increases productivity by delivering finished DNA products in record time. This efficiency gain is a quantum leap from the BioXp system, facilitating a 20-fold increase in productivity and accelerating product development cycles dramatically.

Our benchtop reagent

We also offer benchtop reagents that are synergistic with our BioXp systems and BioXp kits to accelerate the build phase of the screen-design-build-test synthetic biology paradigm. Our Gibson Assembly HiFi and Ultra kit contains all the reagents necessary to simultaneously assemble as many as 10 DNA fragments into a vector to produce a final product that is several hundred kilobase pairs in length.

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

3. Synthetic DNA for antibody and protein engineering of biologic drugs. Biologics-based (e.g., antibody or protein) discovery of novel therapeutics is one of the most important areas of research for improving medical advances through engineering of antibodies or other proteins for cancer treatment, infectious diseases and inflammatory or autoimmune disorders. Monoclonal antibodies, antibody-drug conjugates, single-domain antibody variants, chimeric antigen receptor T cells (CAR-Ts) and T cell receptors (TCRs) have become invaluable therapies due to their robust recognition of targets and relatively lower side effects compared to traditional small molecule therapies.

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

4. Immune monitoring. Immune monitoring for patients receiving cancer immunotherapy is vital for understanding the process and efficacy throughout the course of the treatment. Characterizing the immune status for insights into the therapy’s potential is essential, particularly in patients who are receiving novel immune-modulating therapies. Speed and efficiency of immune assays allow for real-time feedback and the ability to be agile in a patient’s treatment regimen.

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

BioXp system benefits: The BioXp system’s on demand high-throughput gene and mRNA synthesis and flexible cloning into a variety of vectors allow for quick screening and development of the best personalized cancer treatments. In addition, our cell-free amplification process avoids the use of E. coli, thus eliminating endotoxin contamination and unwanted immunogenicity.

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

mRNA synthesis

Our proprietary mRNA synthesis process is at the forefront of innovation, enabling the simultaneous assembly of various mRNA sequences that can range widely in length and complexity, tailored to meet specific research needs. This process adeptly handles sequences with diverse GC contents and sophisticated secondary structures. Our stringent error-correction methods guarantee the generation of high-quality mRNA from start to finish. The mRNA synthesis kits for our BioXp system are a testament to this proprietary technology, which involves:

•
designing oligonucleotide templates that not only encode the desired protein but also incorporate essential regulatory elements, including 5’ and 3’ untranslated regions (UTRs), cap sequences, and poly(A) tails. This process employs optimized chemistry and thermal cycling to facilitate accurate transcription into complete mRNA strands;
•
a purification step that ensures the removal of incomplete or erroneous transcripts. This refinement step is crucial for achieving a product of the highest purity and functionality; and
•
the production of capped and polyadenylated mRNA, ensuring the molecules are fully prepared for efficient translation. The resulting high yield of purified mRNA is optimized for various applications, including therapeutic developments and vaccine research. Our BioXp system streamlines this process, making it accessible for both rapid prototyping and high-throughput production.

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

Cell-free amplification of cloned DNA

The Gibson Assembly process generates circular products that are permanently sealed by DNA ligase. We have taken advantage of these two essential features to develop a proprietary cell-free amplification process that combines our Gibson Assembly technology with components of the well-established rolling circle amplification (RCA) technology. Once the Gibson Assembly reactions are complete, reaction products are incubated for several hours in a mixture containing a DNA polymerase and random hexamers. The BioXp cell-free DNA amplification kit allows users to assemble and amplify constructs to achieve transfection-ready DNA in a single day. With this technology, high-quality, high-fidelity DNA can be rapidly produced, all while eliminating tedious tasks associated with transformation, cell culture and E. coli harvest. Cell-free DNA amplification kits are available as an automated cell-free amplification solution for the BioXp system. Benefits include:

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
▪
New custom workflow solution-focused products: We are commercializing our Gibson SOLA enzymatic DNA synthesis technology onto a variety of commercially available automation platforms to enable fully customized on-premise solutions for rapid synthesis of DNA, RNA and proteins. These solutions will enable on-demand sequence-to-construct capabilities at large-scale to enable customers to significantly accelerate their screen and discovery workflows.

As of December 31, 2023, we employed 16 employees in R&D, primarily located in San Diego, California. The R&D team consists of two groups, a scientific team and an engineering team, with 11 and 5 employees, respectively.

▪
Scientific Team: Eleven experienced scientists, approximately 55% of whom hold a Master’s degree and 55% of whom hold a Ph.D. The majority of the scientists are molecular biologists with vast experience in building new technologies related to benchtop and automation procedures for DNA sequencing and synthetic biology workflows. The team is led by Dr. Daniel Gibson, who is responsible for some of the foundational discoveries in synthetic biology, including the Gibson Assembly method
▪
Engineering Team: Five personnel with expertise in software, fluidics, mechanical, electrical and embedded firmware development in both RUO and good manufacturing practice (GMP) environments. The team has decades of experience in applications of state-of-the-art engineering designs and solving complex systems for laboratory and medical devices. They are experts in translating the latest molecular biology workflows into reliable, repeatable robotic fluid handling steps processed under precise temperature controls.

Manufacturing

We currently utilize single-source third parties for some components of our BioXp kits and benchtop reagents. We have identified a list of our single-source suppliers for key reagents and have begun to identify strategies for second-source supply. Having dual sources for certain of our raw materials will reduce the risk of a potential production delay caused by a disruption in the supply of a critical raw material or component. Our mitigation plans for these single-source key reagents include maintaining six to 12 months of safety stock inventory on hand, as well as evaluating in-house production of some key reagents. For the key reagents where we cannot find a suitable second-source supplier, we plan to continue to maintain our six to 12 month safety stock inventory.

BioXp 3250 and BioXp 9600 system manufacturing is currently performed in-house at our main facility in San Diego, California. We maintain sufficient raw material inventory, trained staff, and equipment necessary to supply our needs based on forecast demand. We maintain a forecast that extends at least 12 months and periodically update that forecast to drive production and procurement activities. We perform all assembly and quality control testing of the BioXp 3250 and BioXp 9600 systems in-house at our facility in San Diego. Turnaround time for both the BioXp 3250 production is typically four weeks.

In 2023, we established an in-house oligonucleotide production facility that produces oligos for use in our BioXp de novo kit products. We currently have sufficient capacity to produce oligos necessary to cover at least 70% of our forecasted demand for the upcoming 12 months. In addition to our in-house capability, we maintain supply relationships with two external oligo suppliers, which we believe will enable us to meet any excess demand.

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

As of December 31, 2023, we had 70 employees dedicated to operations, with 60 supporting Eton service operations, 4 focused on reagent manufacturing, 3 focused on global logistics and supply chain, and 3 focused on DMT.

Commercial Operations

We commercially launched the BioXp 3250 system, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits in September 2019. From the initial launch of our solution through December 31, 2023, we have launched a total of 21BioXp kits, three benchtop reagent kits, and several other synthetic biology products. We have placed approximately 300 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2023, our customer base was composed of approximately 500 customers and included 17 of the 25 largest biopharmaceutical companies in the world ranked by 2023 revenue. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies. One customer, Pfizer, Inc., accounted for 33% of our revenue for the year ended December 31, 2023, based on a Research and License Agreement.

As of December 31, 2023, we employed a commercial team of 24 employees, many with significant industry experience. Of the 24 commercial employees, 23 were in sales and 1 was in marketing. As of December 31, 2023, our commercial team included 20 quota carrying sales professionals spanning business development managers, inside sales and field application scientists. We employ a direct sales model in North America and four major European markets (United Kingdom, Germany, France and Benelux), while selling through more than 22 channel partners across Europe, the Middle East, Africa and Asia Pacific.

Our commercial team is focused on driving active placements of BioXp systems and maximizing their utilization at the most iterative, costly and time-consuming steps across our customers’ workflows. Potential customers can gain access to our system via direct purchases, services offerings or through strategic partnerships.

To maximize our commercial reach, we have distribution agreements with international channel partners for our products. These agreements allow us to reach approximately 50 countries globally, with key focus on networks in Europe, the Middle East, Africa and Asia Pacific. We sell our products directly in the U.S., providing instrument field services through a hybrid of in-house and third party-contracted engineering support.

As of December 31, 2023, we employed a service and support team of 8 employees focused on delivering an outstanding customer experience.

Competition

Our market is characterized by highly competitive and dynamic products, rapid technological advancements and continually evolving customer demands. We face competition from core synthetic biology companies and the broader NGS space, such as Thermo Fisher Scientific Inc.; Danaher Corporation; Azenta; GenScript Biotech Corporation; SAS; Integrated DNA Technologies, Inc.;

Eurofins Scientific; Synthego Corporation; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd.; Illumina, Inc.; Roche AG; and others. Our competitors and their products and services are focused on discrete steps across various synthetic biology applications including gene synthesis, enzymatic DNA synthesis, protein engineering, cell engineering, tools and automation, software, food and agriculture, materials, aquaculture, biopharmaceutical, health and others.

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

Under the Pfizer Agreement, Pfizer made an upfront payment to us of $8.0 million at the time of execution, a milestone payment of $2.5 million in 2022 as a result of successful completion of our first technical milestone and two additional milestone payments of $2.5 million each for completion of our second and third technical milestones under the same agreement. If we meet additional technical milestones defined in the Pfizer agreement, we will be eligible to receive one additional near-term milestone payment of $2.5 million.

In addition to the upfront payment and technical milestone payments, Pfizer has agreed to make milestone payments to us upon the products meeting certain clinical milestones, with each product (other than exclusive products) being eligible for milestone payments up to $20.0 million if that product were to meet the applicable clinical milestones and the first exclusive product in each exclusive field being eligible for milestone payments up to $55.0 million if that product were to meet the applicable clinical milestones. Pfizer has also agreed to pay us up to $60.0 million in sales milestones for products (other than exclusive products) if aggregate net sales of such products meet certain thresholds and up to $180.0 million in sales milestones for exclusive products if aggregate net sales of the exclusive products meet certain thresholds. Provided the Pfizer Agreement remains in place, Pfizer will also pay escalating royalties from a low to mid-fraction of one percent of net sales of all products. Pfizer’s obligations to pay royalties with respect to a product within a country will expire after specific criteria including such product no longer being covered by patent rights licensed to Pfizer by us in such country. Royalty payments are subject to reduction after the introduction by a third party of a biosimilar product in such country.

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

Other highlights of the portfolio include a “watermarking” DNA data storage method for encoding human readable text conveying a non-genetic message into nucleic acid sequences. The portfolio also includes issued patents directed to “endotoxin free” Vibrio organisms that provide researchers with the ability to use the ultra-fast-growing Vibrio natriegens (Vmax) organism in research and production applications with reduced risks of endotoxin in the product. More recently filed patent applications relate to a technology focused on building DNA molecules of ultra-high fidelity suitable for synthetic biology applications, and a technology permitting users to synthesize any possible DNA sequence at high fidelity from a library having a limited number of oligonucleotide members.

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

The portfolio includes patents and pending patent applications in three main technology areas of instrumentation, DNA synthesis and assembly and genome engineering, as follows:

Instrumentation

As of March 1, 2024, this section of the portfolio contains two issued U.S. patent applications relating to the BioXp and an issued U.S. patent for the DBC. In Australia, we have granted patents for both BioXp and DBC; and in Japan we have a granted patent for BioXp and a granted patent for the DBC. In Europe we have a granted patent for the BioXp, validated in seven European Patent Convention (EPC) member countries. In Europe we also have a pending application to the DBC. In Canada, we have an allowed application to the BioXp and a pending application to the DBC. In Singapore we have granted patents to the BioXp and DBC. Other patent applications are pending in China and India. In Israel, we have an allowed patent to the BioXp and a pending application to the DBC. The nominal terms of the foregoing patents (including any patents granted on the pending applications) will expire in 2033. In addition, the portfolio contains patents to a key instrument component, a lid engineered to enclose a sample retention area within the very small confines of a laboratory instrument, issued in the U.S., Australia, and China, with corresponding applications pending in Europe and Canada. The nominal terms of the foregoing patents (including any patent granted on the pending application) will expire in 2035. This section of the portfolio also features:

•
two U.S. patents relating to a bio-security component to counter misuse of the BioXp and DBC instruments; the nominal term of these patents will expire in 2035; and
•
one pending US application and one international (PCT) patent application relating to the BioXp 9600 next generation end-to-end automated workstation.

DNA Synthesis and Assembly

This section of the portfolio features the Gibson Assembly patents, and contains patents in the U.S., Europe (validated in seven EPC member countries), Japan, China, India, Israel, Singapore, Australia, and Canada. The nominal terms of the foregoing OUS patents (including any patents granted on the pending applications) will expire in 2029. In addition, this section includes three filed U.S. applications and two filed PCT applications, each relating to advanced methods of enzymatic DNA synthesis from a pre-manufactured library of components. This section of the portfolio also includes foreign applications in Australia, Canada, China, Europe, India, Japan, and Singapore. Additionally, as of March 1, 2024, this section of the portfolio features:

▪
pending patent applications in the US (three), Australia (two), Canada (two), China (two), Europe (two), India (two), Japan (two), and Singapore (two) relating to our enzymatic DNA synthesis technology, known as SOLA (short oligonucleotide ligation assembly);
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

Genome engineering

This portfolio family contains two U.S. patents covering a vector useful in Vibrio organisms and an engineered Vibrio organism, expiring in 2036 and 2037, respectively. This family also contains one issued patent for a low endotoxin Vibrio natriegens host cell in the U.S. and corresponding applications in Europe and Canada, which if granted as patents would expire in 2038. Additionally, this portfolio contains an issued U.S. patent relating to a Vibrio organism that remains culturable after storage at low temperatures, which expires in 2039. Additionally, this portfolio contains a pending European application, which if granted would expire in 2037. Additionally, as of March 1, 2024, this section of the portfolio features patents relating to encoding identifying watermark sequences into genomes issued in the U.S., Europe (validated in six EPC member countries), Canada, Australia and South Africa, expiring in 2030.

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

The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FDC Act. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications (PMAs) have not been required by the FDA. This FDA review process typically takes from four to 12 months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. If no legally marketed predicate device can be identified for a new device to enable the use of the 510(k) pathway, the new device is automatically classified under the FDC Act as class III, which generally requires PMA approval. However, FDA can reclassify or use de novo classification for a device that meets the FDC Act standards for a class II device, permitting the device to be marketed without PMA approval. To grant such a reclassification, FDA must determine that the FDC Act’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process.

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

Laboratory Developed Tests (LDTs)

In some cases, our customers may use our RUO products in their own LDTs or in other FDA-regulated products for clinical diagnostic use, which can also increase our liability. LDTs are developed, validated and used within a single laboratory. In the past, the FDA generally exercised enforcement discretion for LDTs and did not require clearance or approval prior to marketing. On October 3, 2014, FDA issued two draft guidances that proposed to actively regulate LDTs using a risk-based approach, which would have required 510(k)s or PMAs for certain “moderate” or “high” risk devices. Legislative and administrative proposals proposing to amend the FDA’s oversight of LDTs have been introduced in recent years and we expect that new legislative and administrative proposals will continue to be introduced from time to time. For example on September 29, 2023, the FDA announced its proposal to amend its regulations to make explicit that all IVDs are devices under the Federal Food, Drug, and Cosmetic Act including when the manufacturer of the IVD is a laboratory. In conjunction with the proposed amendment, the FDA has proposed a policy under which it intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. It is also possible that legislation could be enacted into law or regulations or guidance could be issued by the FDA which may result in new or increased regulatory requirements. We will continue to monitor and assess the impact of changing regulatory landscape on our business.

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

Sales of such medical products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country, as well as FDA regulation on export of medical devices. The European Commission has adopted numerous regulations, directives and standards that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Medical devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and European Economic Area member states. The European Medical Device Regulation (MDR), which replaces the Medical Device Directive (MDD), come into application on May 26, 2021. Additionally, the In Vitro Diagnostic Regulation (IVDR 2017/746), which addresses several weaknesses of the In Vitro Diagnostic Directive (IVDD 98/79/EC), went into application on May 26, 2022. In March 2023, the European Commission extended the transition timelines for MDR and IVDR for manufacturers of certain medical devices. Compliance with these and other regulations outside of the United States will increase our compliance costs and exposure to liability.

Other Government Regulations

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), which increases privacy rights for California consumers and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA), regulatory penalties. In certain cases, notice of breaches must be made to affected individuals, the Secretary of the Department of HHS, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

In the future, to the extent we develop any clinical or diagnostic medical devices, our operations in the United States and abroad will be subject to various healthcare laws and enforcement by the applicable government agencies. Such laws include, without limitation, federal and state anti-kickback or anti-referral laws (including the federal Anti-Kickback Statute, which prohibits knowingly or willfully offering or giving anything of value to an actual or potential referral source to induce the referral of business paid for in whole or in part by a federal healthcare program); healthcare fraud and abuse laws; false claims laws (including the federal civil False Claims Act, which allows the federal government to recover administrative penalties plus three times its actual damages from any person that knowingly submits or causes the submission of a false claim for payment to the federal government); federal and state privacy and security laws, such as HIPAA, the CCPA; Physician Payments Sunshine Act and related state transparency and manufacturer reporting laws; marketing compliance and advertising laws; and other laws and regulations applicable to medical device manufacturers. In addition, we are subject to additional laws and regulations in countries where we conduct business, including but not limited to the European Union's General Data Protection Regulation, including as implemented in the U.K. (collectively, GDPR). These laws may impact our operations directly, or indirectly through our contractors, agents, or customers, and may impact, among other things, our sales and marketing strategy.

If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, proceedings or litigation, including class action litigation, exclusion from participation in government programs, such as Medicare and Medicaid, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results and prospects.

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

Facilities

Our principal facilities are located at 10431 and 10421 Wateridge Circle in San Diego, California and function as our worldwide headquarters. The facilities total approximately 49,077 square feet at 10421 Wateridge Circle and approximately 17,146 square feet at 10431 Wateridge Circle and are leased from BioMed Realty beginning in September 2021 and continuing for 123 months after the lease commencement date (the Wateridge Lease). We are entitled to one option to extend the lease term for an additional five years after the expiry of the original 123 month term. The facilities contain infrastructure for reagent manufacturing and for research and development of new products, as well as for supporting supply chain, logistics and limited office space for administrative and commercial functions. The facilities also include wet labs for both reagent manufacturing and research and development on both floors as well as specialized labs for instrument engineering to support the development of new instruments. A designated instrument services lab space supports our current instrument installed base customers. We amended the Wateridge Lease effective as of January 18, 2024 (the Wateridge Lease Amendment). Under the Wateridge Lease Amendment, we were granted a base rent abatement for the period beginning on January 1, 2024 and ending June 30, 2024. Following the abatement period, base rent was adjusted until the end of the Wateridge Lease.

In connection with the EtonBio Inc., (Eton) acquisition in November 2021, we assumed a lease of office and laboratory space located at 10179 Huennekens Street, San Diego, California. We have recently entered into an amendment under which we occupy approximately 3,500 square feet. The lease term as amended expired in June 2023.

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

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 400 Park Offices Drive, Durham County, North Carolina. The facility is approximately 3,000 square feet and was leased from Frontier Hub, LLC. We recently entered into an amendment pursuant to which the contractual lease term was extended. The lease term as amended expires in October 2026.

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

Employees and Human Capital

As of December 31, 2023, we had 132 full-time and 10 part-time employees in the United States and 5 full-time employees located internationally. Our team includes: 32 in commercial sales, marketing, and support, 70 in manufacturing and operations, 11 in research and development, 5 in engineering, and 29 in general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

SUMMARY OF RISKS

•
Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below in Item 1.A. These risks include, but are not limited to, the following:
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
•
we will need to raise additional capital to fund our continuing operations, which may be unavailable to us on acceptable terms or at all or may cause dilution or place significant restrictions on our ability to operate as a going concern. Our 2022 Loan Agreements may limit our flexibility in financing and operating our business and may adversely affect our business, financial condition and results of operations;
•
our management has identified a material weakness in our internal controls;
•
sales of shares of our common stock underlying the Redeemable Convertible Preferred Stock and Warrants issued in our recent private placement may cause the market price of our shares to decline;
•
we have defaulted under our 2022 Loan Agreements with MidCap and there is continued risk of additional defaults under the 2022 Loan Agreements. The remaining balance of the 2022 Loan Agreements continues to be governed by restrictive covenants that limit our operations and allows MidCap to call our loans if there are additional events of default. Our inability to fulfill these debt obligations could adversely affect working capital needs and financial condition. Further, our 2022 Loan Agreements may limit our flexibility in financing and operating our business, which may adversely affect our business, financial condition and results of operation;
•
the holders of Redeemable Convertible Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
•
our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders;
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
•
we have limited experience in sales and marketing of our products. If we are unable to expand our sales, marketing distribution and customer service and support capabilities, we may not be successful in commercialiing our current and future products;

•
we began manufacturing our BioXp products and certain materials used in our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products or materials, our business and financial results could suffer;
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

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future as we manufacture and commercialize our products and materials, including our BioXp systems, continue to enhance and develop our products, and implement our business plans and strategies. We incurred a net loss of $47.7 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $161.5 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, manufacture, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development, manufacture and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. Additionally, we may encounter unexpected development delays, unforseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

Our quarterly and annual operating results have and may continue to fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations have occurred and may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

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
▪
changes in the regulatory environment;
▪
the impact of macro-economic factors that affect investment in synthetic biology and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors; and
▪
general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We will need to raise additional capital to fund our continuing operations, which may be unavailable to us on acceptable terms or at all or may cause dilution or place significant restrictions on our ability to operate as a going concern. Our 2022 Loan Agreements may limit our flexibility in financing and operating our business and may adversely affect our business, financial condition and results of operations.

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

On August 9, 2022, we entered into (i) a Credit, Security and Guaranty Agreement (Term Loan) (the 2022 Term Loan Agreement), with MidCap Financial Trust (MidCap), and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, each as amended, (the 2022 Loan Agreements). As of September 30,

2023, we were not in compliance with certain minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, in November 2023 we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 275,000 shares of common stock in exchange for amending our 2022 Term Loan Agreements and waiving any other remedies it may have due to our revenue covenant default. We will need to raise funds to offset the amount repaid or refinance the remaining portion of the 2022 Term Loan in order to continue operating the Company at its current spend level. We also may seek to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:

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

Our 2022 Loan Agreements restrict our ability to pursue certain transactions that we may believe to be in our best interest. If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we raise funds through the sale of assets, we may sell intellectual property, product lines or other parts of our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested assets. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may not realize the expected value from the divested assets and may need to raise additional capital to replace the revenue generated from any assets that are divested. We can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in selling assets, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, we may have to delay, reduce the scope of, or discontinue one or more development or commercial programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. Further, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”

As of December 31, 2023, we had $19.3 million of cash, cash equivalents, restricted cash and short-term investments. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of this Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our liquidity may have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

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

If we fail to attract new customers, continue to enhance our existing commercialized products or timely introduce compelling new products, our revenues and our prospects could be harmed.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to timely introduce compelling new products and pursue new market opportunities that develop as a result of technological and scientific advances. The success of any enhancement to our existing commercialized products or introduction of new products depends on several factors, including timely completion and delivery, cost-effective development and manufacturing, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged introduction and overall market acceptance. We have experienced supply chain delays and increases in raw material cost for several of our products during development, including our BioXp 9600 system that we launched in 2022. If we continue to experience these delays and increases in cost, our ability to commercialize our BioXp systems or other new, planned products could be delayed. Moreover, any other new product that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.

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

We have defaulted under our 2022 Loan Agreements with MidCap and there is continued risk of additional defaults under the 2022 Loan Agreements. The remaining balance of the 2022 Loan Agreements continues to be governed by restrictive covenants that limit our operations and allows MidCap to call our loans if there are additional events of default. Our inability to fulfill these debt obligations could adversely affect working capital needs and financial condition. Further, our 2022 Loan Agreements may limit our flexibility in financing and operating our business, which may adversely affect our business, financial condition and results of operation.

Pursuant to the terms of our 2022 Loan Agreements wite MidCap, we borrowed $20.0 million and was eligible to borrow up to an additional $15.0 million upon achievement of certain events. As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of the 2022 Loan Agreements. As a result of this non-compliance, the Lender required us to repay $15.0 million in November 2023 under the 2022 Term Loan Agreements, and as a result, MidCap required us to repay $15.0 million in November 2023. In addition, as a result of such non-compliance, MidCap notified us that it will not offer to extend the additional $15.0 million of debt financing that we were eligible to borrow under the 2022 Loan Agreement prior to our noncompliance in September 2023. We may not be able to replace the cash we used to repay the outstanding amount to MidCap in November 2023 through financings, or refinance the additional amount outstanding, and our operations may be materially impacted.

The 2022 Loan Agreements with MidCap contain various other restrictive covenants and other restrictions, which could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. These restrictive covenants include the following restrictions, among other things:

▪
our ability to transfer all or part of our business or property, except for inventory in the ordinary course of business, surplus or obsolete equipment, permitted liens, transfers of cash permitted by the agreement or certain other transfers;
▪
our ability to change our business or move our offices;
▪
our ability to liquidate or dissolve or merge or consolidate with another entity, or acquire another entity;
▪
our ability to incur debt or encumber our assets; and
▪
our ability to pay dividends or make investments, other than permitted investments.

These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our ability to meet these restrictive covenants may be impacted by events beyond our control. The 2022 Loan Agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Additionally, the obligations under the 2022 Loan Agreements are also secured by liens on substantially all of our assets, subject to customary exceptions. If we are unable to repay amounts due under the 2022 Loan Agreements, MidCap could proceed against such assets. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the 2022 Loan Agreements to be immediately due and payable. If the outstanding debt under the 2022 Loan Agreements was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Todd R. Nelson, Ph.D., our Chief Executive Officer; William Kullback, our Chief Financial Officer; Daniel Gibson, Ph.D., our Chief Technology Officer; and Eric Esser, our President and Chief Operating Officer, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Dr. Nelson, Mr. Kullback, Dr. Gibson, and Mr. Esser, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executive officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2023, we had 132 full-time and 10 part-time employees in the United States and 5 full-time employees located internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection to our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel are required to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As described in Item 9A below, we have identified a material weakness in our internal controls related to our limited finance, acounting and IT staffing levels. Our ability to correct this weakness and our ability to successfully manage our expected growth is uncertain. If our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

A significant portion of our revenue in the near term will be generated from the sale of our current products.

While we anticipate that a substantial contributor to our growth will come from new product introductions, we expect that in the near term, we will be substantially dependent on the success of the sales of our BioXp systems and the increased sale of BioXp kits to our current customers. There can be no assurance that our current customers will increase their BioXp kit purchases. There can also be no assurance that we will be able to design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for synthetic biology research tools, we will be expected to upgrade or adapt our products in order to maintain the latest technology.

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

We have and may continue to engage in acquisitions or strategic partnerships acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, reduce our financial resources, cause us to incur debt, disrupt our operations and harm our operating results.

During 2021, we announced the acquisition of EtonBio, Inc. We have and may in the future engage in acquisitions or strategic partnerships and may seek to acquire or invest in other businesses, applications or technologies that we believe could complement or expand our current or future products, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2021 acquired Eton Bio, Inc., a San Diego-based biotech company specializing in synthetic biology products and services. Any acquisitions or partnerships may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

If we experience a disruption in our information technology systems or breaches of data security, our business could be adversely affected.

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

Our information technology systems, and those of our vendors and partners, are potentially vulnerable to cybersecurity incidents such as data security breaches, which could lead to the loss and exposure of information, including personal, sensitive, and confidential data, to unauthorized persons, resulting in a data security breach. Any such data security breaches could, among other things, lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition, results of operations and prospects. In addition, any such data security breaches could result in legal claims or proceedings, regulatory inquiries, investigations, or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection, privacy, data security, and consumer protection regulations, violations of which could result in significant penalties and fines. Additionally, the introduction and passage of new privacy laws, including but not limited to the California Privacy Rights Act (CPRA), which went into effect on January 1,2023 and modifies the California Consumer Privacy Act (CCPA), potentially resulting in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU/UK) may be subject to evolving interpretations or applications. This area of law is continuing to evolve and is subject to significant uncertainty, which may require us to incur additional costs and expenses in order to comply. Furthermore, responding to a legal claim or proceeding or a regulatory inquiry, investigation, or action, regardless of its merit, could be costly, divert management’s attention and harm our reputation. Compliance with these laws and regulations is difficult, constantly evolving, time consuming, and requires a flexible cybersecurity framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

Although we have not experienced any major cybersecurity incidents to date, if we do experience an incident, the cost of protecting against, investigating, mitigating and responding to these cybersecurity incidents and data security breaches, and complying with applicable breach notification obligations to individuals, regulators, vendors, partners, and others can be significant. As threats related to cybersecurity incidents and data security breaches continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to detect, appropriately react to, and respond to such cybersecurity incidents and data security breaches. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business, financial condition, results of operations and prospects. Should such disruptions occur, our current insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures, or security breaches and it is possible that an insurer could deny coverage on any future claim. In addition, such insurance may not be available to us in the future on economically reasonable terms or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Supply, Manufacturing and Distribution of Our Products

We began manufacturing our BioXp products and certain materials used in our BioXp products in-house in 2023. We have limited experience manufacturing our products and if we directly or indirectly encounter problems manufacturing our products or materials, our business and financial results could suffer.

We have historically relied on a single contract manufacturer for our BioXp instruments. We began manufacturing all of our BioXp 9600 systems in-house in mid-2023 and all of our BioXp 3250 systems in the second half of 2023. Manufacturing our instruments is a highly exacting and complex process. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or components, cyber-attacks, natural disasters and environmental factors, and if not discovered before the product is released to market, such problems could adversely affect our ability to achieve our sales goals and could result in adverse impacts to our business and financial condition. In addition, if we are unable to properly manufacture our BioXp systems, we may not find an alternative manufacturer on a timely basis, or at all, to supply sufficient quantities or at an acceptable cost or quality, which could delay, prevent or impair commercialization of our instruments.

Additionally, we have historically relied on external vendors to supply the oligonucleotides we use as raw material in our BioXp kit products. We also began manufacturing oligonucleotides in our own manufacturing facility in 2023 and expect to scale our internal manufacturing operation to supply the majority of this raw material internally. We have limited experience manufacturing oligonucleotides and it is a highly complex process that requires specialized equipment and techniques. Problems may arise that could affect both our ability to produce sufficient volume or achieve sufficient quality of oligonucleotides. Some raw material quality issues may be difficult to detect prior to assembly into our products. This transition requires that we technically achieve our manufacturing startup milestones as well as navigate the wind-down of external supply. Should we fail to achieve our goals in manufacturing, or fail to properly manage the wind-down of external supply, our ability to supply kits would be adversely affected.

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

Certain disruptions in the supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. For example, we have experienced supply chain delays for several of our products during development, including our BioXp 9600 system. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes or nucleotides, each of which we currently primarily source from a single supplier, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations.

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

In manufacturing our products, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If we fail to make our products to specification or produce defective products, or if our suppliers fail to make our components to specification or provide defective components to us, and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

Risks Related to Our Sales, Marketing and Customer Support

We have limited experience in sales and marketing of our products. If we are unable to expand our sales, marketing, distribution and customer service and support capabilities, we may not be successful in commercializing our current and future products.

We have limited experience in sales and marketing our products. Our ability to achieve profitability depends on our being able to attract customers for our products. To meet our sales objectives, we may need to expand our sales, marketing, distribution and customer service and support capabilities with personnel with the appropriate technical expertise. In undertaking expansion efforts, we will face a number of risks relating to:

▪
our ability to attract, retain and manage the sales, marketing and customer service and support personnel necessary to commercialize and gain market acceptance for our technology;
▪
the time and cost of maintaining specialized sales, marketing and customer service and support personnel; and
▪
the relative success of our sales, marketing and customer service and support personnel.

We currently enlist, and may in the future seek to enlist one or more third parties to assist with sales, distribution and customer service and support. There is no guarantee that we will be successful in attracting effective sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our products, including the BioXp systems, may not gain market acceptance, which could materially impact our business and results of operations.

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

The future growth of the market for our current and future products depends on many factors beyond our control. For example, in 2020, 11% of our revenue was from products specifically targeting research and development efforts related to COVID-19 vaccines and therapeutic products. As effective COVID-19 vaccines or treatments were developed, approved and rolled out to protect against and treat the COVID-19 virus, demand for these products declined, the size of our market opportunity for such products was impacted and our revenue was affected as a result. In 2023, our revenue from COVID-19 related products was less than 1% of total revenue.

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

The success of life sciences products is due, in large part, to recognition and acceptance by the scientific community, their adoption of these products in the applicable field of research and the growth, prevalence and costs of competing products. Such recognition and acceptance of our products may not occur in the near term, or at all. New synthetic biology technology, including our own Gibson SOLA and other new technologies, may not be adopted until the consistency and accuracy of such technology has been proven, if ever.

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

We face significant competition in the synthetic biology technology market. We currently compete with synthetic biology technology companies and the companies that are supplying components, products and services that serve customers engaged in synthetic biology research. These companies include, among others, Thermo Fisher Scientific Inc.; Danaher Corporation; Azenta; GenScript Biotech Corporation; SAS; Integrated DNA Technologies, Inc.; Molecular Assemblies, Inc.; Nuclera Nucleics Ltd; Nutcracker Therapeutics, Inc.; Twist Bioscience Corporation; Aldevron, LLC; TriLink BioTechnologies, Inc.; Evonetix Ltd.; Eurofins Scientific; Synthego Corporation; Illumina, Inc.; and Roche AG.

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

We have derived, and we may continue to derive, a significant portion of our revenues from a limited number of large customers. We estimate that our twenty largest customers accounted for 54% and 59% of our revenue for the years ended December 31, 2022 and December 31, 2023, respectively. The loss of key customers, or the reduction in the amount of product ordered by them may adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. One customer, Pfizer, Inc., accounted for 33% of our revenue for the year ended December 31, 2023, primarily attributable to a Research and License Agreement. We cannot assure you that Pfizer, Inc. will fully adopt our technology in its clinical processes and as such cannot assure you that we will continue to derive significant revenue from that agreement.

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

Risks Related to Health Pandemics, including the Recent COVID-19 Pandemic and Other Natural Disasters

Unfavorable U.S. or global economic conditions, including inflation, as a result of the COVID-19 pandemic, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.

While the potential economic impact brought by the COVID-19 pandemic is difficult to assess, the COVID-19 pandemic resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets in general and has negatively impacted our stock price since becoming a public company in 2021. Should this impact continue, our ability to raise additional capital through equity, equity-linked or debt financings, will be reduced, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy, including inflation, and financial markets. The capital markets or general economic conditions may be adversely affected by geopolitical risks, hostilities, terrorist attacks or wars, including the current war between Russia and Ukraine and ongoing hostilities in the Middle East. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization of our products could be adversely impacted and manufacturing of our products could be interrupted.

Our San Diego, California, facilities house our corporate, research and development, manufacturing operations and quality assurance teams. Currently, all of our BioXp systems are manufactured in our San Diego facilities and our BioXp kits and benchtop reagents are manufactured at various locations in the United States and internationally, including our San Diego facilities. We do not have a second or back-up facility to use if our San Diego facilities become inoperable.

Our facilities in San Diego and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, and catastrophic events. For example, our San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Diego facilities given the specialized equipment housed within it. The inability to manufacture our products, combined with our limited inventory of finished products, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.

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

The COVID-19 pandemic had an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments took as a result of the pandemic. Governmental mandates related to COVID-19 impacted the availability and cost of materials, which disrupted or delayed our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. Moreover, the COVID-19 pandemic had a significant impact on our ability to retain employees and forced us to fill positions more frequently than we have had to do so in the past. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures for new health related crises, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies. On May 11, 2023, President Biden's administration ended the COVID-19 national and public health emergencies. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

Risks Related to Doing Business Internationally

Doing business internationally creates operational and financial risks for our business.

We estimate that during the fiscal years ended December 31, 2022 and December 31, 2023, approximately 14% of our revenue was generated from customers located outside of the United States. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources.

If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses for our products or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, including conflicts and tensions involving Russia and China and the Israel-Hamas war, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

▪
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation, including as implemented in the UK (GDPR), and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws;
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

In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In the European Union, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which went into application on May 26, 2021 and May 26, 2022 respectively. In March 2023, the European Commission extended the transition timelines for MDR and IVDR for manufacturers of certain medical devices. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. FDA recently proposed a rulemaking that would subject LDTs to a new and phased-in regulatory framework. This rule, if finalized, or if there are any other significant changes in the way that the FDA regulates any LDTs that our customers develop using our RUO components could affect our business. If the FDA requires laboratories to undergo premarket review, as proposed, and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially, and may reduce the financial incentive for laboratories to develop LDTs, which could reduce demand for our RUO applications and products.

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

In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by ourselves and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Compliance with these laws and regulations is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

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

We have and may continue to be involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our ability and the ability of future collaborators to develop, manufacture, market and sell our product and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the synthetic biology technology sector, as well as other proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, reexamination proceedings, and pre- and post-grant oppositions. We have and may in the future be exposed to, or threatened with, litigation by third parties having patent or other intellectual property rights alleging that our products, manufacturing methods, trademarks, software or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. Because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties, including our competitors, may allege that they have patent rights encompassing our products, technologies or methods and that we are employing their proprietary technology without authorization.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been highly volatile and may continue to be volatile in the future, which could result in substantial losses for investors purchasing our common stock in the market.

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
▪
our ability to comply with the covenants under our 2022 Loan Agreements;
▪
our ability to raise capital if and when needed;
▪
supply chain and production disruption due to our moving primary manufacturing facilities to our San Diego facility;
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

Following the closing of the Redeemable Convertible Preferred Stock Financing in June 2023, as of December 31, 2023, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 84% of our outstanding common stock in the aggregate, assuming the conversion of all Redeemable Convertible Preferred Stock and exercise of all options and warrants beneficially held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2023 and this or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

As of December 31, 2023, the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the identified material weakness in internal control over financial reporting as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was not effective due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified a combination of deficiencies in the Company’s internal control over financial reporting that in the aggregate gave rise to a material weakness. The deficiencies primarily related to limited finance, accounting, and IT staffing levels not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to undergo organizational changes in 2023, including multiple reductions in workforce and the resulting decision to operate with very lean finance, accounting and IT departments. Despite the hiring of a new Chief Financial Officer and a Corporate Controller in September 2023 and a Sarbanes-Oxley Act compliance firm in the fourth quarter of 2023, the timing and ongoing transitions associated with these changes caused the Company to lack the resources to fully monitor and operate its internal controls over financial reporting as of December 31, 2023, resulting in several deficiencies being discovered during its annual auditing process.

Based on the above, the Company did not fully implement components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities components.

Management continues to evaluate the material weakness discussed above and is implementing its remediation plan as further described in Item 9A below. However, assurance as to when the remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, the terms of our Redeemable Convertible Preferred Stock and our our 2022 Loan Agreements with MidCap contain, and any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards (NOLs) of $109.6 million and $76.0 million, respectively. The federal NOLs of $1.3 million, generated before January 1, 2018, will begin to expire in 2034, but can be used to offset up to 100% of taxable income. Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to a 80% taxable income limitation beginning in tax years after December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). State NOLs, if not utilized, will begin to expire in 2029. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (the Code), may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

As a public company, we incur significant legal, accounting, compliance and other expenses and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we also bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. Testing by us conducted in connection with Section 404(a) of the Sarbanes Oxley Act may reveal material weaknesses in our internal controls over financial reporting related to our limited finance, accounting and IT staffing levels. While the Company is implementing its remediation plan as further described in Item 9A below, management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future materials weaknesses. Subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes Oxley Act may reveal continued or additional deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We are also required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company or a non-accelerated filer, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company” under the JOBS Act or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

To achieve compliance with Section 404(a) of the Sarbanes-Oxley Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to implement our remediation plan, continue to dedicate internal resources, potentially engage additional outside consultants to assess the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively and implement a continuous reporting and improvement process for internal control over financial reporting.

As of December 31, 2023, we have determined that our disclosure controls and procedures were not effective due to the identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities.

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

In connection with the Private Placement, we issued 280,000 shares of Redeemable Convertible Preferred Stock, which are convertible at any time into shares of our common stock at an agreed conversion rate. In addition, we issued Warrants to purchase an aggregate of 18,127,196 shares of our common stock. We granted the holders of Redeemable Convertible Preferred Stock and accompanying Warrants certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock and/or exercise of the accompanying Warrants. Upon the effectiveness of such registration statement on August 3, 2023, the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock and/or exercise of the accompanying Warrants may be freely sold in the open market. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

The issuance of shares of our Redeemable Convertible Preferred Stock reduced the relative voting power of holders of our common stock and dilutes the ownership of such holders.

Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of the Redeemable Convertible Preferred Stock effectively reduces the relative voting power of the holders of our common stock. Moreover, the conversion of the Redeemable Convertible Preferred Stock to shares of our common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of our common stock issuable upon conversion of the Redeemable Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

One of the holders of Redeemable Convertible Preferred Stock was also granted a one-time right to nominate a director, pursuant to which Paul Meister was appointed to the Company’s board of directors. Mr. Meister was replaced by Greg Herrema on October 18, 2023. Mr. Herrema joined Andrea Jackson and Todd Nelson on our board of directors as directors affiliated with or appointed by holders of Redeemable Convertible Preferred Stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these directors could potentially differ from the interests of our security holders as a whole or of our other directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board of Directors recognizes the critical importance of information security to the Company’s operational success. We continue to make substantial investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks are integrated into our overall risk management governance and are reviewed on at least a quarterly basis by the Audit Committee of our Board of Directors and at least annually by the full Board of Directors. The policies, processes and standards designed to mitigate those risks are based on recognized frameworks established by the National Institute of Standards and Technology, and are focused on preserving the confidentiality, security, and availability of information that the Company collects and stores. The Company takes a comprehensive approach to analyzing and mitigating cybersecurity risks, focused on preventing, identifying, mitigating, and responding to cybersecurity threats.

Risk Management and Strategy

Policies and Procedures

As of December 31, 2023, we have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our comprehensive information security program is based on recognized industry standards covering areas such as risk management, incident response, change management, vendor assessment, data backup, and disaster recovery. Our policies and procedures provide for the prompt escalation and communication of significant cybersecurity incidents so that Company senior management, and where appropriate, the Board of Directors, can make decisions regarding the handling, public disclosure and reporting of such incidents in a timely and effective manner.

Technical Safeguards

We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks. These safeguards include firewalls, intrusion prevention, testing and detection tools, anti-malware functionality, software patch management, facility and infrastructure security, system change control, and access controls. Technical safeguards are evaluated and upgraded over time to address risks identified through vulnerability assessments and cybersecurity threat analysis. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us.

Testing and Assessments

We conduct periodic reviews and tests of Company policies, processes, and standards designed to address cybersecurity risks and incidents. These efforts include annual vulnerability and penetration testing, audits, and other measures to identify and remediate cybersecurity gaps. The Company engages third parties to perform audits and assessments on our information security control environment and operational effectiveness, including information security maturity assessments. The results of such reviews, audits, and assessments are reported to the Audit Committee and senior management, and the Company makes adjustments to its cybersecurity policies, standards and processes as necessary based on this information. The Company also retains consultants and other advisors to assist in the development and maintenance of cybersecurity and data protection policies and procedures in compliance with applicable regulations and standards.

Incident Response and Recovery Planning

The Company has implemented and maintains detailed incident response and backup and recovery plans designed to fully address the Company’s response to a cybersecurity incident. These plans are tested and assessed on a periodic basis.

Third Party Risk Management

The Company has implemented a vendor management procedure to identify, evaluate, and oversee cybersecurity risks posed by third parties, including vendors, service providers and external users of the Company’s information systems, as well as third party systems that collect, store or otherwise interact with Company information. The Company conducts vendor assessments to review third party security measures, as well as adherence to relevant industry information security standards.

Education and Awareness

Our employees and contractors receive regular cybersecurity awareness training, including specific topics related to social engineering and email fraud, to communicate the Company’s evolving information security policies, procedures, and standards. Employee training includes periodic phishing exercises to provide Company employees with a heightened level of awareness to cybersecurity threats, and to equip them with relevant information to prevent cybersecurity incidents.

Governance

Our Board of Directors’ Audit Committee is responsible for overseeing our cybersecurity risk management and strategy. The Company’s Director of IT Operations reports to the Audit Committee and other members of management on at least a quarterly basis on cybersecurity risks. These reports provide a comprehensive view of the Company’s cybersecurity program, including recent developments, cybersecurity strategy, ongoing assessments of the Company’s security posture and cyber threats and risks, results of third party audits and testing, policy and procedure updates, security upgrades and initiatives, risk mitigation strategies, and employee training programs. Under the Company’s cybersecurity Incident Response Plan, the Audit Committee and executive management also receive prompt information regarding any incidents that may meet established reporting thresholds, as well as ongoing updates regarding any such incident until it has been fully resolved.

The Company’s Director of IT Operations works collaboratively with the Chief Executive Officer (CEO), Chief Financial Officer, (CFO) and Chief Legal Officer (CLO) to implement a thorough program to assess cybersecurity risks and vulnerabilities, protect the Company’s information systems from cybersecurity threats, and respond effectively to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through this program, the Company monitors the prevention, detection, mitigation and remediation of cybersecurity threats in real time, reporting to the Audit Committee when appropriate.

The Director of IT Operations has served in various roles in information technology and security across multiple industries for over 35 years. In addition, the Company retains qualified employees and engages consultants with significant expertise and certifications in cybersecurity relevant to our industry. The Company’s CEO, CFO, and CLO each hold degrees relevant to their respective fields, and each have over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity Threat Disclosure

We are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company’s business, results of operations, or financial condition. In the event of a future cybersecurity incident, the Company has procedures in place to identify whether the incident or associated cybersecurity risks have materially affected or are reasonably likely to materially affect the Company, to ensure that disclosures are made where required under applicable law or regulation.

For further discussion of cybersecurity risks, please see Item 1A, “Risk Factors”.

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

In connection with the EtonBio Inc., (Eton) acquisition in November 2021, we assumed a lease of office and laboratory space located at 10179 Huennekens Street, San Diego, California. The facility is approximately 8,600 square feet and was leased from Oberlin Realty LLC. The lease term, as amended, expired in June 2023.

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

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 400 Park Offices Drive, Durham County, North Carolina. The facility is approximately 3,000 square feet. and was leased from Frontier Hub, LLC. We recently entered into an amendment pursuant to which the contractual lease term was extended. The lease term as amended expires in October 2026.

In connection with the Eton acquisition in November 2021, we assumed a lease office and laboratory space located at 56 Roland Street, Boston, Massachusetts. The facility is approximately 4,300 square feet and was leased from Paradigm Direct Roland. We have recently entered into an amendment pursuant to which the contractual lease term was extended. The lease term as amended expires in June 2024.

In connection with the Eton acquisition in November 2021, we assumed a lease of office and laboratory space located at 1075 Morris Avenue, Union, New Jersey. The facility is approximately 1,200 square feet and was leased from Institute for Life Sciences Entrepreneurship. We have recently entered into an amendment pursuant to which the contractual lease term was extended. The lease term as amended expires in May 2024.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

For information regarding certain current legal proceedings, see “Note 15—Commitments and Contingencies—Litigation” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

As of February 13, 2024, there were approximately 37 holders of record of shares of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by Equinity Trust Company, LLC, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors. Additionally, our 2022 Loan Agreements contain customary covenants, including restrictions on our ability to pay cash dividends. Further, under the terms of our Redeemable Convertible Preferred Stock, we may not declare or pay any dividends on shares of any capital stock.

Under the terms of our Redeemable Convertible Preferred Stock, holders have a right to receive cumulative dividends on the Accrued Value (as defined in Note 11, Redeemable Convertible Preferred Stock, of our notes to financial statements) of each shares of Redeemable Convertible Preferred Stock at a rate of 8% per annum, compounded quarterly whether or not earned or declared, and whether or not there we have earnings or profits, surplus or other funds or assets legally available for the payment of dividends. Dividends on the Redeemable Convertible Preferred Stock are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred Stock until the earlier of conversion, redemption, consummation of a change of control, a liquidation event or upon failure to mandatorily convert due to the conversion blockers or applicable regulatory restrictions. As such dividends compound and shall be added to the Accrued Value on each quarterly dividend date. No dividends are to be paid in cash unless such dividends are paid pursuant to liquidation of the Company or a conversion or redemption of the Redeemable Convertible Preferred Stock.

In the event that our board of directors declares a dividend payable upon the then outstanding shares of our common stock (other than a stock dividend on the common stock payable solely in the form of additional shares of common stock), the holders of the Redeemable Convertible Preferred Stock shall be entitled, in addition to any cumulative dividends to which the Redeemable Convertible Preferred Stock may be entitled, to receive (concurrent with the payment of the dividend to the holders of common stock) the amount of dividends per share of Redeemable Convertible Preferred Stock that would be payable on the number of whole shares of the common stock into which each share of such Redeemable Convertible Preferred Stock held by each holder could be converted, such number to be determined as of the record date for the determination of holders of common stock entitled to receive such dividend.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections and elsewhere in this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
▪
BioXp portal: a user-friendly online portal that offers an intuitive guided workflow, complexity analysis capability and sequence optimization and design tools for building new DNA sequences and assembling them into vector(s) of choice as well as mRNA constructs;
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
▪
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system; and
▪
Custom Gibson Short Oligo Ligation Assembly (SOLA) enzymatic DNA synthesis (EDS) solutions: is a sustainable, scalable, and cost-effective approach designed to significantly reduce timelines for constructing synthetic DNA, RNA, and proteins compared to traditional chemical synthesis, paving the way for more efficient and effective development of mRNA-based vaccines, diagnostics, therapeutics, and personalized medicines.

We were incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). We changed our name to SGI-DNA, Inc. (SGI-DNA) in February 2013. On March 8, 2019, SGI sold SGI-DNA to GATTACA Mining, LLC (GATTACA) by entering into a stock purchase agreement to sell all of our outstanding common and preferred stock in exchange for a $10.0 million non-recourse promissory note (the Purchase Note). Subsequently, we focused our efforts on launching new synthetic biology products and expanding our distribution and marketing efforts on our existing research use only products. We changed our name to Codex DNA, Inc. in March 2020 and then to Telesis Bio Inc. in November 2022.

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. From our commercial launch through December 31, 2023, we have placed approximately 300 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2023, our customer base was composed of approximately 500 customers and included 17 of the 25 largest biopharmaceutical companies in the world ranked by 2023 revenue. Our customer base also includes leading academic research institutions, government institutions, CROs and synthetic biology companies.

We estimate that our 2023 product and service sales mix statistics were as follows:

▪
Sales mix: 41% BioXp systems, 20% BioXp kits, and 39% services.
▪
Geographic mix: 77% North America, 14% Europe/Middle East/Africa and 9% Asia Pacific.
▪
Distribution mix: 90% direct sales and 10% distributors.

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements (the 2022 Loan Agreements) with MidCap Financial Trust and MidCap Funding IV Trust (collectively, MidCap) $15.0 million of which was used to repay the loans from Silicon Valley Bank. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 275,000 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default.

We have incurred significant operating losses since our inception. During the years ended December 31, 2023 and 2022, our revenue was $27.5 million and $27.4 million, respectively. As of December 31, 2023, we had cash and cash equivalents of $1.7 million and short-term investments of $17.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $47.7 million and $48.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $161.5 million.

We expect that our cash, cash equivalents, restricted cash and short-term investments of $19.3 million as of December 31, 2023 will not be sufficient to fund our operating expenses for at least twelve months from the date our financial statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources” and “Going Concern” below.

Acquisition

On November 18, 2021, we entered into a Share Purchase Agreement, with the stockholders of EtonBio Inc. (Eton), pursuant to which we purchased all of the outstanding shares of capital stock of Eton. The total purchase price was approximately $14.1 million, which was funded with our existing cash on hand.

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

Under the Pfizer Agreement, Pfizer has made an upfront payment to us of $8.0 million at the time of execution and a milestone payment of $2.5 million in 2022 as a result of successful completion of our first technical milestone. During the second and fourth quarters of 2023, we achieved, and were subsequently paid for the second and third technical milestones under the same agreement. If we meet certain additional technical milestones defined in the Pfizer Agreement, we will be eligible to receive an additional near-term milestone payment of $2.5 million.

In addition to the upfront payment and technical milestone payments, Pfizer has agreed to make milestone payments to us upon the products meeting certain clinical milestones, with each product (other than exclusive products) being eligible for milestone payments up to $20.0 million if that product were to meet the applicable clinical milestones and the first exclusive product in each exclusive field being eligible for milestone payments up to $55.0 million if that product were to meet the applicable clinical milestones. Pfizer has also agreed to pay us up to $60.0 million in sales milestones for products (other than exclusive products) if aggregate net sales of such products meet certain thresholds and up to $180.0 million in sales milestones for exclusive products if aggregate net sales of the exclusive products meet certain thresholds. Provided the Pfizer Agreement remains in place, Pfizer will also pay escalating royalties from a low to mid-fraction of one percent of net sales of all products. Pfizer’s obligations to pay royalties with respect to a product within a country will expire after specific criteria including such product no longer being covered by patent rights licensed to Pfizer by us in such country. Royalty payments are subject to reduction after the introduction by a third party of a biosimilar product in such country.

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

Goodwill Impairment

We test goodwill for impairment at a reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit's goodwill might be impaired. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit.

Other (Expense) Income, Net

Interest Income

Interest income primarily consists of income earned on our cash equivalents and investment balances.

Interest Expense

Interest expense primarily consists of cash and non-cash interest on our notes payable facilities and our finance leases.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other (expense) income in our consolidated statements of operations and comprehensive loss. The contingent put option liability related to the 2021 Loan Agreement was extinguished in August 2022 in connection with the paydown and termination of the corresponding term loan. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At December 31, 2023, the contingent put option liability is listed as a derivative liability on our consolidated balance sheet.

Other Expense, Net

Other expense, net consists primarily of loss on extinguishment of debt and change in the fair value of derivative liabilities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred in each year or for our earned research and development tax credits generated in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credit carryforwards will not be realized. As of December 31, 2023 and 2022, we had federal NOL carryforwards of $109.6 million and $95.9 million, respectively and state NOL carryforwards of $76.0 million and $70.1 million, respectively. The federal NOL carryforwards of $1.3 million generated before January 1, 2018 will begin to expire in 2034, but can be used to offset up to 100% of taxable income.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue
Product revenue	$9,691	$10,913	$(1,222)
Service revenue	6,291	7,121	(830)
Collaboration revenue	8,690	6,650	2,040
Royalties and other revenue	2,837	2,751	86
Total revenue	27,509	27,435	74
Cost of revenue	10,559	11,840	(1,281)
Gross profit	16,950	15,595	1,355
Operating expenses:
Research and development	17,496	23,460	(5,964)
Sales and marketing	13,514	16,489	(2,975)
General and administrative	21,090	22,131	(1,041)
Goodwill impairment	11,389	—	11,389
Total operating expenses	63,489	62,080	1,409
Loss from operations	(46,539)	(46,485)	(54)
Other (expense) income, net:
Interest income	1,743	738	1,005
Interest expense	(3,105)	(1,955)	(1,150)
Change in fair value of derivative liabilities	331	8	323
Loss on extinguishment of debt	—	(727)	727
Other expense, net	(130)	(26)	(104)
Total other expense, net	(1,161)	(1,962)	801
Loss before provision for income taxes	(47,700)	(48,447)	747
Provision for income taxes	(24)	(24)	—
Net loss	$(47,724)	$(48,471)	$747

Revenue

Revenue for the year ended December 31, 2023 was $27.5 million, compared to $27.4 million for the year ended December 31, 2022. The increase of $0.1 million was primarily driven by an increase in collaboration revenue of $2.0 million, offset by a decrease in product revenue of $1.2 million and a decrease in service revenue of $0.8 million. Collaboration revenue increases were driven by our Pfizer contract. Product revenue from 9600 BioXp instrument and 3250 BioXp instruments decreased by $1.2 million and revenue from BioXp kits remained flat. Service revenue decreased primarily as a result of a $1.1 million impact from pausing our biofoundry services offerings at the end of 2022, offset by a $0.2 million increase in service revenue from our Eton subsidiary.

Cost of Revenue

Cost of revenue for the year ended December 31, 2023 was $10.6 million, compared to $11.8 million for the year ended December 31, 2022. Cost of revenue decreased by $1.3 million despite a slight increase in revenue primarily because a larger portion of our revenue was attributable to royalty and collaboration revenue, while product and service revenues decreased but experienced improved margins. Our gross margin percentage was 62% and 57% of total revenues for the years ended December 31, 2023 and 2022, respectively. The favorable change in gross margin percentage was mainly due to increase in revenue from collaboration research programs, and the sale of kits with higher average margins compared to 2022.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 were $17.5 million, compared to $23.5 million for the year ended December 31, 2022. The decrease of $6.0 million was primarily due to lower personnel expenses, consulting and professional services, and lab supplies. Personnel expenses decreased by $3.3 million primarily due to headcount reductions.

Consulting and professional services, as well as lab supplies expense, decreased by $2.7 million, primarily due to product development efforts related to our BioXp 9600 System, which were completed upon the release of this product near the end of the third quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2023 were $13.5 million compared to $16.5 million for the year ended December 31, 2022. The decrease of $3.0 million was primarily attributable to lower personnel costs of $4.3 million due to headcount reductions and reduced variable compensation, offset by a $1.1 million increase in our allowance for doubtful accounts, as well as $0.3 million in increased facilities costs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $21.1 million, compared to $22.1 million for the year ended December 31, 2022. The decrease of $1.0 million was primarily due to a $1.8 million decrease in personnel costs due to headcount reductions and reduced executive leadership team compensation, $1.0 million in lower insurance costs due to D&O insurance premium reductions achieved during our third year of being a publicly traded company, and $0.7 million decrease in professional services due to higher utilization of consultants during 2022. This decrease to general and administrative expenses was offset by a $2.8 million increase in lease expense as we were in the process of ending three leases while we consolidated those leases into two buildings at our new corporate headquarters at Wateridge Circle during 2023.

Goodwill Impairment

The sustained decline in the market price of our common stock and the early repayment of $15.0 million under the 2022 Term Loan Agreement lead us to conclude that it was more likely than not that the fair value of one of our reporting units was below its carrying amount. A quantitative goodwill assessment was then performed using a combination of techniques, including an income approach and a market-based approach. Based on the results of the quantitative goodwill assessment, we recorded an impairment charge related to our Eton reporting unit of $11.4 million to reduce the carrying amount of goodwill to $3.5 million as of December 31, 2023. If the market value of our common stock declines further, additional impairment charges may be recorded in the future. For the year ended December 31, 2022, we did not record any impairment of goodwill.

Other (Expense) Income, Net

Other expense, net for the year ended December 31, 2023 was a net expense of $1.2 million, compared to a net expense of $2.0 million for the year ended December 31, 2022. The decrease of $0.8 million was primarily due to a $1.0 million increase in interest income, the absence of a $0.7 million loss on extinguishment of debt from 2022 and a $0.3 million increase to the change in fair value of derivative liabilities, offset by a $1.2 million increase in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). After completion of our IPO, we received $20.0 million under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements), $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $1.7 million and short-term investments of $17.6 million. In November 2023, we repaid $15.0 million under the

2022 Term Loan Agreement and granted MidCap a warrant to purchase 275,000 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default.

We will continue to incur significant expenses and expect to incur operating losses for the foreseeable future. Our expenses and capital expenditures could increase substantially in connection if we:

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other capital sources, including collaborations with other companies, and other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity offerings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our products even if we would otherwise prefer to develop and market such products ourselves.

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

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our consolidated cash flows for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(34,667)	$(38,715)
Net cash used in investing activities	(5,744)	(18,007)
Net cash provided by financing activities	11,565	4,510
Effect of exchange rate fluctuations on cash held	(3)	—
Net decrease in cash, cash equivalents, and restricted cash	$(28,849)	$(52,212)

Operating Activities

During the year ended December 31, 2023, we used $34.7 million of cash in operations, primarily resulting from our net loss of $47.7 million and changes in our operating assets and liabilities of $7.8 million, partially offset by non-cash charges of $20.8 million. Non-cash charges consisted primarily of $11.4 million in goodwill impairment, $4.0 million in stock-based compensation, depreciation and amortization expense of $2.3 million, amortization of our right-of-use operating lease asset of $1.8 million, and provision for credit losses of $1.2 million. Net changes in our operating assets and liabilities consisted primarily of a $3.7 million decrease in deferred revenue, a $3.3 million decrease in accounts payable, accrued payroll and accrued liabilities, a $1.8 million increase in inventory, and a $1.3 million increase in accounts receivable, partially offset by a $2.5 million decrease in deposits, prepaid expenses, and other current assets.

During the year ended December 31, 2022, we used $38.7 million of cash in operations, primarily resulting from our net loss of $48.5 million, partially offset by non-cash charges of $8.0 million and changes in our operating assets and liabilities of $1.8 million. Non-cash charges consisted primarily of $3.7 million in stock-based compensation, depreciation and amortization expense of $1.7 million, amortization of our right-of-use operating lease asset of $1.2 million, the loss on debt extinguishment of $0.7 million, and provision for credit losses of $0.3 million. Net changes in our operating assets and liabilities consisted primarily of a $3.7 million increase in deferred revenue and a $1.2 million increase in accounts payable, accrued payroll and accrued liabilities, partially offset by a $2.5 million increase in accounts receivable and changes in operating lease liabilities of $1.4 million.

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $5.7 million, consisting primarily of $33.8 million of purchases of short-term investments and $2.0 million of purchases of property and equipment, partially offset by $30.0 million of maturities and sales of short-term investments.

During the year ended December 31, 2022, net cash used in investing activities was $18.0 million, consisting primarily of $77.4 million of purchases of short-term investments and $4.5 million of purchases of property and equipment, partially offset by $64.4 million of maturities of short-term investments.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $11.6 million, consisting primarily of gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and warrants, offset by $15.0 million of principal repayments under the 2022 Term Loan Agreement, stock issuance costs of $1.6 million, and $0.2 million received from the exercise of stock options and issuance of common shares pursuant to the ESPP.

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

In connection with the 2021 Loan Agreement, we issued to SVB a warrant to purchase a number of shares of preferred stock (the Preferred Warrant). The Preferred Warrant was exercisable into the number of preferred shares equal to approximately $0.2 million divided by the applicable warrant price. The Preferred Warrant was initially exercisable for Series A-1 convertible preferred stock at an exercise price of $3.61 per share. The Preferred Warrant also provided for the grant of additional shares upon the disbursement of an advance under the 2021 Loan Agreement. Such additional shares would be equal to 1.5% of the principal amount of the advance divided by the warrant price. The Preferred Warrant was exercisable at the original purchase price of the Series A-1 convertible preferred stock. When all outstanding shares of our Series A-1 convertible preferred stock were converted into common stock, the warrant became exercisable for such number of shares of common stock into which the preferred shares would have been converted if the warrant had been exercised prior to the conversion. The Preferred Warrant was able to be exercised at any time, in whole or in part prior to the warrant expiration date of March 4, 2031. The Preferred Warrant was exercised in June 2021 in exchange for 51,409 shares of common stock.

The term loans bore interest at a per annum rate equal to the greater of (a) 4.0% above the prime rate and (b) 7.25%. The term loans were secured by substantially all of our assets, other than our intellectual property. We agreed not to encumber our intellectual property assets, except as permitted by the 2021 Loan Agreement.

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

2022 Loan Agreements

On August 9, 2022, we entered into (i) a Credit, Security and Guaranty Agreement with MidCap Financial Trust (the Term Loan), and (ii) a Credit, Security and Guaranty Agreement (the Revolver Loan, and together with the Term Loan, the 2022 Loan Agreements) with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On June 30, 2023, we entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Loan Agreements (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the Term Loan, (ii) increase the interest rate floor on the Term Loan and the Revolver Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental borrowings under the Term Loan, and (vi) reset the minimum net revenue covenant.

As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of the Term Loan. As a result of this non-compliance, MidCap had the ability to call the balance of the loan, along with a 5.5% exit fee and 3.0% prepayment penalty, amounting to a total repayment obligation of approximately $21.7 million for the Term Loan, plus a $0.3 million prepayment penalty for the Revolver Loan.

On November 24, 2023, we entered into Amendment No. 3 to Credit, Security and Guaranty Agreement to both the 2022 Loan Agreements (Amendment No. 3). The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the Term Loan and (ii) grant MidCap a warrant to purchase 275,000 shares of our common stock at a price equal to the 10-day volume weighted average price of our common stock immediately prior to the date of any amendment of the Term Loan. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the Term Loan, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the Term Loan to 1%, (iv) froze any future extensions of credit under the Revolver Loan and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The Term Loan, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require MidCap's consent in order for the Company to draw down those borrowings. The Revolver Loan provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with its terms. The Term Loan and Revolver Loan mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full our borrowings under the existing loan facility under the 2021 Loan Agreement with Silicon Valley

Bank, with the remaining amount to be used for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Two was available between January 1, 2023, and September 30, 2023, following our achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing, but was not exercised. Subject to certain terms and conditions of the Term Loan including lender consent, Tranche Three may become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Three, if available, may be used for working capital and general corporate purposes.

The Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the year ended December 31, 2023, the effective interest rate on outstanding borrowings was approximately 12.16%. Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the 2022 Term Loan is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The Term Loan may be voluntarily prepaid in full, but not in part, at any time and is also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 3.00%, 2.00%, and 1.00% of the amount prepaid for prepayments made during years one, two, and three from the date of Amendment No. 2, respectively. Once repaid, the Term Loan may not be reborrowed. We are also obligated to pay an exit fee equal to 5.5% of the outstanding principal amount of the Term Loan borrowed and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

The terms of the Revolver Loan would allow us to borrow, repay and reborrow on until August 1, 2027, at which time the revolving commitments would terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolver Loan would be used for working capital needs and general corporate purposes. As of December 31, 2023, no amount was outstanding under the Revolver Loan . As of November 24, 2023, MidCap froze any future extensions of credit under the Revolver Loan due to the event of default discussed above.

The Revolver Loan would bear interest at a floating rated based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the Revolver Loan would be payable monthly in arrears on the first day of each month and at maturity. Prior to November 24, 2023, we were obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the 2022 Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

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

As of December 31, 2023 the Term Loan is classified within non-current liabilities on the consolidated balance sheets.

We bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the Term Loan . The contingent put option liability is classified as a derivative liability on the consolidated balance sheet. The estimated fair value of the contingent put option liability was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at December 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$44,339	$4,407	$9,196	$9,141	$21,595
Finance lease commitments (2)	287	131	156	—	—
Debt obligations (3)	7,374	620	4,486	2,268	—
Total	$52,000	$5,158	$13,838	$11,409	$21,595

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between October 2026 and July 2033. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of equipment that expire in October 2025 and August 2026.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 12.19% per annum, which was the interest rate in effect as of December 31, 2023 and assumes no borrowings under Tranche Three.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of December 31, 2023, we had approximately $19.3 million in cash, cash equivalents, restricted cash and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our consolidated financial statements.

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

As a result of our recurring losses from operations, negative cash flows from operating activities and need to raise additional capital, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2023 expressing substantial doubt as to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

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

Revenue for our product sales is recognized upon delivery to the customer. Revenue related to extended product warranty arrangements is deferred and recognized over time, as services are delivered. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as we satisfy each performance obligation. As part of the accounting for arrangements under ASC 606, we must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We also use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and we recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The stand-alone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the stand-alone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Because we have not sold the same goods or services in our contracts separately to any customers on a stand-alone basis and there are no similar observable transactions in the marketplace, we estimate the stand-alone selling price of each performance obligation in our customer arrangements based on our estimate of costs to be incurred to fulfil our obligations associated with the performance, plus a reasonable margin.

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

Goodwill

We test goodwill for impairment at a reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit's goodwill might be impaired. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit.

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

Board of Directors and Shareholders

Telesis Bio Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Telesis Bio Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, California

March 28, 2024

PCAOB ID Number 100

Telesis Bio Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,570	$30,419
Restricted cash	175	175
Short-term investments	17,588	13,159
Accounts receivable, net of allowance for credit losses of $1,287 and $343 at December 31, 2023 and 2022, respectively	5,985	5,851
Inventory, net	4,025	2,200
Prepaid expenses and other current assets	1,008	3,288
Total current assets	30,351	55,092
Property and equipment, net	7,300	6,861
Right-of-use assets	27,220	1,660
Other long-term assets	676	981
Goodwill	3,497	14,886
Other intangible assets, net	1,367	1,882
Total Assets	$70,411	$81,362
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$3,284	$1,295
Accrued employee expenses	2,142	5,858
Finance lease liability, current portion	112	59
Operating lease liability, current portion	1,710	578
Deferred revenue, current portion	338	3,958
Other accrued liabilities	506	1,377
Other current liabilities	92	373
Total current liabilities	8,184	13,498
Finance lease liability, net of current portion	147	30
Operating lease liability, net of current portion	27,142	1,111
Notes payable, net of discount	5,269	19,649
Derivative liabilities	36	367
Deferred revenue, net of current portion	95	142
Total liabilities	40,873	34,797
Commitments and contingencies (Note 15)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized:
Redeemable convertible preferred stock, 280,000 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively; liquidation preference of $29,300 and $0 at December 31, 2023 and 2022, respectively	29,300	—
Stockholders' equity
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2023 and 2022, respectively; 30,063,322 and 29,647,091 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	5
Additional paid-in capital	161,698	160,304
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(161,465)	(113,741)
Total stockholders' equity	238	46,565
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$70,411	$81,362

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022
Revenue:
Product revenue	$9,691	$10,913
Service revenue	6,291	7,121
Collaboration revenue	8,690	6,650
Royalties and other revenue	2,837	2,751
Total revenue	27,509	27,435
Cost of revenue	10,559	11,840
Gross profit	16,950	15,595
Operating expenses:
Research and development	17,496	23,460
Sales and marketing	13,514	16,489
General and administrative	21,090	22,131
Goodwill impairment	11,389	—
Total operating expenses	63,489	62,080
Loss from operations	(46,539)	(46,485)
Other (expense) income, net:
Interest income	1,743	738
Interest expense	(3,105)	(1,955)
Change in fair value of derivative liabilities	331	8
Loss on extinguishment of debt	—	(727)
Other expense, net	(130)	(26)
Total other expense, net	(1,161)	(1,962)
Loss before provision for income taxes	(47,700)	(48,447)
Provision for income taxes	(24)	(24)
Net loss	(47,724)	(48,471)
Less: redeemable convertible preferred stock dividends	(1,300)	—
Net loss attributable to common stockholders	(49,024)	(48,471)
Net loss per share attributable to common stockholders—basic and diluted	$(1.64)	$(1.65)
Weighted average common stock outstanding—basic and diluted	29,849,832	29,463,361

Other comprehensive loss:
Net loss	$(47,724)	$(48,471)
Unrealized gain (loss) on available-for-sale short-term investments	6	(3)
Foreign currency translation loss	(3)	—
Total comprehensive loss	$(47,721)	$(48,474)

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	29,318,578	$5	$156,049	$(65,270)	$—	$90,784
Issuance of common stock upon exercise of stock options	—	—	90,678	—	98	—	—	98
Issuance of common stock upon exercise of ESPP	—	—	237,835	—	482	—	—	482
Stock-based compensation expense	—	—	—	—	3,727	—	—	3,727
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	(3)	(3)
Payment of financing costs	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	(48,471)	—	(48,471)
Balance at December 31, 2022	—	$—	29,647,091	$5	$160,304	$(113,741)	$(3)	$46,565
Issuance of common stock upon exercise of stock options	—	—	106,997	—	86	—	—	86
Issuance of common stock upon exercise of ESPP	—	—	187,951	—	154	—	—	154
Issuance of redeemable convertible preferred stock, net of $1.0 million issuance costs	280,000	18,410	—	—	—	—	—	—
Issuance of warrants, net of $0.6 million issuance costs	—	—	—	—	8,007	—	—	8,007
Redeemable convertible preferred stock dividends	—	1,300	—	—	(1,300)	—	—	(1,300)
Accretion of preferred stock	—	9,590	—	—	(9,590)	—	—	(9,590)
Issuance of warrants in connection with notes payable amendment	—	—	—	—	74	—	—	74
Vesting of restricted stock units	—	—	121,283	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,963	—	—	3,963
Unrealized gain on available- for-sale short-term investments	—	—	—	—	—	—	6	6
Foreign currency translation loss	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(47,724)	—	(47,724)
Balance at December 31, 2023	280,000	$29,300	30,063,322	$5	$161,698	$(161,465)	$—	$238

The accompanying notes are an integral part of these consolidated financial statements.

Telesis Bio Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(47,724)	$(48,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,805	1,156
Amortization of intangible assets	515	515
Amortization of debt discount	765	482
Provision for credit losses	1,198	343
Loss on debt extinguishment	—	727
Stock-based compensation	3,963	3,727
Amortization of operating lease right-of-use assets	1,782	1,204
Change in fair value of derivative liabilities	(331)	(8)
Loss on disposal of property and equipment	136	2
Impairment of property and equipment	244	—
Goodwill impairment	11,389	—
Accretion of discount on short-term investments	(643)	(179)
Changes in operating assets and liabilities:
Accounts receivable	(1,332)	(2,529)
Inventories	(1,825)	168
Deposits, prepaid expenses and other current assets	2,522	685
Accounts payable, accrued payroll and accrued liabilities	(3,285)	1,163
Deferred revenue	(3,667)	3,744
Operating lease liabilities	(179)	(1,444)
Net cash used in operating activities	(34,667)	(38,715)
Cash Flows From Investing Activities:
Payment of acquisition related costs	—	(556)
Proceeds from maturities of short-term investments	27,999	64,445
Proceeds from sale of short-term investments	1,996	—
Proceeds from disposal of property and equipment	16	—
Purchase of property and equipment	(1,980)	(4,468)
Purchases of short-term investments	(33,775)	(77,428)
Net cash used in investing activities	(5,744)	(18,007)
Cash Flows From Financing Activities:
Borrowings on notes payable, net	—	19,761
Repayment of notes payable	(15,000)	(15,000)
Debt extinguishment costs	—	(700)
Payments on finance leases	(92)	(79)
Payments of financing costs	—	(52)
Proceeds from the exercise of common stock options	86	98
Proceeds from the issuance of common stock related to ESPP	154	482
Proceeds from the issuance of preferred stock, net of issuance costs	18,410	—
Proceeds from the issuance of warrants, net of issuance costs	8,007	—
Net cash provided by financing activities	11,565	4,510
Effect of exchange rate fluctuations on cash held	(3)	—
Net Decrease In Cash, Cash Equivalents, and Restricted Cash	(28,849)	(52,212)
Cash, cash equivalents, and restricted cash at beginning of year	30,594	82,806
Cash, cash equivalents, and restricted cash at end of year	$1,745	$30,594

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$2,232	$1,379
Cash paid for taxes	$24	$—
Supplemental Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$483	$148
Redeemable convertible preferred stock dividends	$1,300	$—
Right-of-use-assets obtained in exchange for operating lease liabilities	$27,342	$583
Equipment obtained in exchange for finance lease liabilities	$325	$87
Issuance of warrants in connection with notes payable amendment	$74	$—
Extinguishment of put option derivative liability in connection with notes payable	$—	$(112)
Issuance of put option derivative liability in connection with notes payable	$—	$379

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

The Company has two wholly owned subsidiaries:

•
SGI-DNA Limited is a United Kingdom company focused on sales and marketing activities.
•
EtonBio Inc., a California corporation (“Eton”), is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.

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

Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations. These operating losses and negative cash flows have been financed principally from the issuance of equity securities and debt. In the future, such capital may not be available in sufficient amounts, on terms acceptable to the Company, or at all. Risks to which the Company is exposed include uncertainties related to the ability to achieve revenue-generating products; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed.

Under Accounting Standards Update ("ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that its financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of December 31, 2023, the Company had an accumulated deficit of $161.5 million. In June 2021, the Company received $112.5 million in net proceeds upon completion of its IPO, and in June 2023 received $26.4 million in net proceeds from the sale of preferred stock and warrants. The Company has also received $8.0 million in upfront payments and $7.5 million in milestone payments under its collaboration with Pfizer Inc. (Note 18). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, collaborations, strategic alliances, licensing arrangements and other sources of funding. However, the Company's existing credit facilities may not be available if the Company fails to meet certain financial covenants under the credit facility. On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with Company and MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (Revolving Loan) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On August 9, 2022, the Company borrowed $20.0 million under the terms of the 2022 Term Loan Agreement. As of September 30, 2023, the Company was not in compliance with the minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, MidCap required the Company to repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and the parties subsequently entered into Amendment No. 3. As of December 31, 2023, the Company was in compliance with the covenants under the amended 2022 Loan Agreeements. The Company could seek alternative funding to offset the $15.0 million that was repaid to MidCap in November 2023 and potentially refinance the remaining portion of the 2022 Term Loan; however, the Company may not be able to refinance the remaining 2022 Term Loan or raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining additional funding. Financings, if available, may be on terms that are dilutive to stockholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of its common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently are insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Annual Report. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP), and include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and as amended by Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include the Company's ability to continue as a going concern, revenue recognition, impairment assessment for goodwill and intangible assets, allowance for credit losses, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, valuation of preferred stock and warrants, share-based compensation, and accrued warranty are subject to significant estimation. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment, and it is reasonably possible that management's estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements could change in the near term due to one of more future confirming events.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company separately presented interest income and interest expense that had previously been combined as “Interest expense, net” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. The Company also separately presented the provision for credit losses line on the consolidated statement of cash flows, which had previously been combined with the change in accounts receivable. These reclassifications had no impact on net loss or net cash used in operating activities for the year ended December 31, 2022.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable.

The Company’s accounts receivable are derived from revenue earned from customers. The Company does not require collateral on accounts receivable. The Company maintains reserves for estimated potential credit losses. For the year ended December 31, 2023, one customer accounted for 43% of the Company’s accounts receivable balance and one customer accounted for 33% of the Company’s revenue. For the year ended December 31, 2022, one customer accounted for 10% of the Company’s accounts receivable balance and one customer accounted for 24% of the Company’s revenue.

The Company has significant cash balances at accredited financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposited with banks and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents as of December 31, 2023, are funds held in money market accounts and are measured at fair value on a recurring basis.

Short-term Investments

As of December 31, 2023, short-term investments primarily consisted of commercial paper, U.S. Government securities, and corporate debt securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the intent to hold those securities to maturity. They are not considered trading securities because they were not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other expense, net.

The Company regularly reviews its investments for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. This review includes the credit worthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the amortized cost basis. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. There were no impairments related to credit losses during any of the periods presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows for all years presented herein (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$1,570	$30,419
Restricted cash	175	175
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$1,745	$30,594

Accounts Receivable

Accounts receivable is comprised of amounts due from third-party payors recorded at the invoice amount and does not bear interest. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for credit losses. The Company reviews accounts receivable on an ongoing basis to determine collectability. The Company maintains an allowance for credit losses based on its assessment of the collectability of the amounts owed to the Company by its customers. The Company considers the following in determining the level of allowance required: its customer’s payment history, the age of the receivable, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. Net accounts receivable amounted to $6.0 million and $5.9 million as of December 31, 2023 and 2022, respectively. Net accounts receivable include an allowance for credit losses of $1.3 million and $0.3 million as of December 31, 2023 and 2022, respectively, for those accounts deemed uncollectible by the Company.

The allowance for credit losses consists of the following activity (in thousands):

Allowance for credit losses at December 31, 2021	$—
Provision for credit losses	343
Allowance for credit losses at December 31, 2022	343
Provision for credit losses	1,198
Write-offs	(254)
Allowance for credit losses at December 31, 2023	$1,287

Inventory

Inventory, which primarily consists of raw materials, labor and overhead related to work in process and sub-assemblies, is stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration of amounts previously written off.

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

Intangible assets are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, or significant decreases in the Company’s market capitalization indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. There was no impairment recorded for the years ended December 31, 2023 and 2022.

Goodwill

The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment at a reporting unit level annually or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit's goodwill may not be recoverable. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. The Company currently has two reporting units: Telesis Bio and Eton.

The Company’s goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying value exceeds the reporting unit’s fair value and a charge would be recognized as impairment of goodwill in the consolidated statements of operations and comprehensive loss. See Note 7 for more information on the Company's goodwill impairment tests as of December 31, 2023 and 2022.

Accounting for Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. Impairment expense totaled $0.2 million and $0 for the years ended December 31, 2023 and 2022, respectively.

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

The Company leases office and laboratory space, all of which are operating leases (see Note 8). Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

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

Warrants

The Company accounts for issued warrants as either liability or equity in accordance with ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), or ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are accounted for as liability if they are mandatorily redeemable and they require settlement in cash or other assets, or if they are for a variable number of shares. If warrants do not meet the criteria to be accounted for as liability under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be accounted for as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are accounted for as a liability, regardless of the probability of the occurrence of the triggering event. Warrants accounted for as a liability are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statement of operations and comprehensive loss as a gain or loss. If warrants do not meet the criteria to be accounted for as a liability under ASC 815-40, in order to conclude warrants should be accounted for as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are accounted for as equity under ASC 815-40 or other applicable U.S. GAAP. Warrants that meet the criteria to be accounted for as equity are recorded at fair value on the issuance date with no changes in fair value recognized after the issuance date. Warrants that meet the criteria to be accounted for as equity will be recorded within additional paid-in capital. After all relevant assessments, the Company concludes whether the warrants are accounted for as liability or equity. Refer to Note 12 for information regarding the warrants issued.

Convertible Preferred Stock

In accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), preferred stock issued with redemption provisions that are outside of the control of the Company or that contains certain redemption rights in a deemed liquidation event is required to be presented outside of stockholders’ equity on the face of the balance sheet. The Company’s convertible preferred stock contain redemption provisions that require it to be presented outside of stockholders’ equity and as such, the Company has presented its convertible preferred stock as temporary equity.

Income Taxes

The Company is a C Corporation for federal income tax purposes. The Company was not profitable during the years ended December 31, 2023 and 2022. Accordingly, no provision for federal income taxes has been presented in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in general and administrative expenses. The Company has determined that it has an uncertain tax position as it relates to its state research and development credits for the years ended December 31, 2023 and 2022 (see Note 14).

Share-Based Compensation

For share-based awards granted to employees and directors, the Company estimates the grant-date fair value using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized net of the estimated forfeiture rate, over the requisite service period, which is generally the vesting period of the respective award.

For share-based awards granted to non-employees, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718), at inception, as discussed below, in which the measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally the vesting period of the award. During the year ended December 31, 2022, the Company applied an estimated forfeiture rate to share-based compensation. Beginning with new awards granted in 2023, the Company accounted for forfeitures as they occurred.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

Revenue Recognition

The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). To date, revenues have consisted primarily of payments received related to product sales, services, collaboration agreements, and royalty agreements. Under ASC 606, the Company recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

Revenue for product sales is recognized upon delivery to the customer. Revenue related to extended product warranty arrangements is deferred and recognized over time as services are delivered. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation. As part of the accounting for arrangements under ASC 606, management must use its significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. Management also uses its judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and revenue is recognized based on those amounts when, or as, the performance obligations under the contract are satisfied.

The stand-alone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the stand-alone selling price of each of the identified performance obligations in customer contracts, maximizing the use of observable inputs. Because the Company has not sold the same goods or services in the contracts separately to any customers on a stand-alone basis and there are no similar observable transactions in the marketplace, the Company estimates the stand-alone selling price of each performance obligation in customer arrangements based on estimated costs to be incurred to fulfil obligations associated with the performance, plus a reasonable margin.

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

Product Revenue, Net

The Company recognizes revenue on product sales to customers when the transfer of control happens, which generally occurs upon shipment. The Company recognizes revenue on installation and training when the service has been rendered. The Company includes a standard one-year warranty with its product sales. These standard warranties are accounted for at the time product revenues are recognized. The Company also offers extended warranty for an additional fee. Revenue related to extended warranty is recognized on a straight-line basis over the term. Product revenues are recorded net of variable consideration, including discounts.

Product Returns

The Company does not generally offer customers the ability to return products and has received an immaterial amount of returns to date.

Service Revenue

The Company recognizes service revenue at a point in time when the service has been rendered and control of promised goods and services are transferred to a customer.

Collaboration Revenue

Research collaboration agreements are recognized as the research services are performed. See Note 18 for additional description of collaboration revenue.

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

Warranties

The Company provides warranty coverage on its systems. Warranty coverage includes providing labor and parts necessary to repair the systems during the warranty period. The standard warranty coverage is twelve months for system sales. In addition, customers may pay for enhanced warranty service or to extend the warranty period to 24 months or longer. Warranty revenue is deferred and recognized over the warranty period as a part of product sales in the consolidated statements of operations and comprehensive loss. The Company charges warranty expenses to cost of revenue in the period the expense is incurred. The changes in deferred revenue for warranties during the years ended December 31, 2023 and 2022 are summarized as follows (in thousands):

Balance at December 31, 2021	$355
Warranty revenue deferred	615
Warranty revenue recognized	(571)
Balance at December 31, 2022	399
Warranty revenue deferred	218
Warranty revenue recognized	(317)
Balance at December 31, 2023	$300

The deferred revenue for warranties at December 31, 2023 and 2022 is summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred warranty revenue, current portion	$205	$257
Deferred warranty revenue, net of current portion	95	142
Total deferred warranty revenue	$300	$399

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

The Company’s contingent put liability is carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 3).The carrying values of the Company's prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value principally because of the short-term maturities of these instruments.

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

Advertising

The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising and promotional expenses for the years ended December 31, 2023 and 2022 were $0.7 million and $1.0 million, respectively.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

Segments Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has multiple business activities and are managed and held accountable for operations, operating results and plans for levels or components below the consolidated unit level by individual segment managers. However, discrete financial information is not reviewed by CODM as the operating results of the Company are reviewed by the CODM only on a consolidated basis. Accordingly, the Company has one operating segment, and therefore, one reportable segment.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements and related disclosures

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company adopted this standard on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires the Company to disclose significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

3. FAIR VALUE MEASUREMENT

The following table summarizes the fair values of the Company’s derivative liabilities on the consolidated balance sheets which comprise money market funds, commercial paper, U.S. government securities, and the contingent put liability (in thousands):

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6	$—	$—	$6
Commercial paper	—	6,407	—	6,407
U.S. Government securities	—	8,943	—	8,943
Corporate debt securities	—	2,238	—	2,238
Total	$6	$17,588	$—	$17,594

Liabilities
Contingent put option liability	$—	$—	$36	$36
Total	$—	$—	$36	$36

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,784	$—	$—	$26,784
Commercial paper	—	1,737	—	1,737
U.S. Government securities	—	11,422	—	11,422
Total	$26,784	$13,159	$—	$39,943

Liabilities
Contingent put option liability	$—	$—	$367	$367
Total	$—	$—	$367	$367

During the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2021 Loan Agreement and the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other (expense) income, net as part of the change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of December 31, 2023 and 2022, the adjusted market rate of debt was 12.48% and 12.58%, respectively, and the probability of default was 45% and 63%, respectively. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2021	$108
Extinguishment of liability	(112)
Issuance of liability	379
Change in fair value	(8)
Fair value at December 31, 2022	367
Change in fair value	(331)
Fair value at December 31, 2023	$36

4. INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$6,407	$1	$(1)	$6,407
U.S. Government securities	8,938	6	(1)	8,943
Corporate debt securities	2,237	1	—	2,238
Total	$17,582	$8	$(2)	$17,588

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$1,737	$—	$—	$1,737
U.S. Government securities	11,425	1	(4)	11,422
Total	$13,162	$1	$(4)	$13,159

As of December 31, 2023 and 2022, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of December 31, 2023 and 2022, the Company reviewed its investment portfolio for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. In determining whether the decline in fair value of these securities was related to a credit loss, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the years ended December 31, 2023 and 2022, the Company concluded that there were no impairments related to credit losses for its investments in securities.

5. INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or net realizable value. The components of inventory are as follows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Raw materials	$2,026	$1,044
Work in process and sub-assemblies	1,031	647
Finished goods	968	509
Total	$4,025	$2,200

The inventory reserve was $0.8 million and $0.5 million at December 31, 2023 and 2022, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$6,527	$5,647
Furniture and fixtures	908	64
Computer hardware and software	2,420	1,531
Leasehold improvements	332	58
Construction in progress	586	1,501
Total	10,773	8,801
Less: Accumulated depreciation and amortization	(3,473)	(1,940)
Total property and equipment, net	$7,300	$6,861

Depreciation expense for the years ended December 31, 2023 and 2022 was $1.8 million and $1.2 million, respectively. During the year ended December 31, 2023, the Company recorded an impairment charge of $0.2 million on property and equipment. There was no impairment recorded in the year ended December 31, 2022.

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

The Company currently has two reporting units: Telesis Bio and Eton. Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2023, the decrease to the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, and the early repayment of $15.0 million under the 2022 Term Loan Agreement lead the Company to conclude it was more likely than not that the fair value of one or more reporting units was below its carrying amount. A quantitative goodwill assessment was then performed for both of the Company's reporting units using a combination of techniques, including an income approach and a market-based approach. Based on the results of the quantitative goodwill assessment for the Eton reporting unit, the Company recorded an impairment charge of $11.4 million to reduce that reporting unit's carrying amount of goodwill to zero. Based on the results of the quantitative goodwill assessment for the Telesis Bio reporting unit, there was no impairment to that reporting unit's goodwill balance of $3.5 million as of December 31, 2023. Should the market value of the Company’s common stock decline, additional impairment charges may be recorded in the future. For the year ended December 31, 2022, the Company did not record any impairment of goodwill.

Other Intangible Assets

Other intangible assets acquired in the sale of SGI-DNA to GATTACA Mining, LLC include the rights to technology and the SGI-DNA trade name. The technology was valued at approximately $3.2 million with a seven-year useful life.

Other intangible assets acquired in the Eton acquisition include the Eton trade name, customer relationships and non-competition agreements. The trade name was valued at $0.1 million with a three-year useful life, the customer relationships at $0.4 million with a 15-year useful life and the non-competition agreements at approximately $30,000 with a three-year useful life.

Other intangible assets, net consists of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,175)	$975
Trade name	80	(57)	23
Customer relationships	420	(60)	360
Non-competition agreements	30	(21)	9
Total	$3,680	$(2,313)	$1,367

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(1,725)	$1,425
Trade name	80	(30)	50
Customer relationships	420	(32)	388
Non-competition agreements	30	(11)	19
Total	$3,680	$(1,798)	$1,882

Amortization expense for each of the years ended December 31, 2023 and 2022, was approximately $0.5 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of December 31, 2023 (in thousands):

Years ending December 31,	Amortization of Intangible Assets
2024	$510
2025	478
2026	103
2027	28
2028	28
Thereafter	220
Total	$1,367

8. LEASES

As of December 31, 2023, the Company had five outstanding leases for office and laboratory space and scientific manufacturing equipment with remaining terms between approximately two and ten years. The Company has also entered into certain short-term leases with a term of one year or less. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street terminated upon the occupancy of office and laboratory space at 10431 Wateridge Circle, in March 2023. The Wateridge Pointe lease provides for a tenant improvement allowance for the renovation and build-out of the spaces up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Combined rent for the two buildings under the Wateridge Pointe lease is approximately $3.9 million per year, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10-year and 3-month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street occurred in the first quarter of 2023. Occupancy and commencement of the 10421 Wateridge Circle lease occurred in the second quarter of 2023.

Upon the execution of the Second Amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions made at the original lease commencement date. The Company determined the Second Amendment consists of a single contract under ASC 842. Accordingly, the Company bifurcated the components of the modified lease. Upon execution of the Second Amendment, the Company adjusted the right-of-use asset and lease liability for the reduced term of the 9535 Waples Street lease component. In addition the Company recorded a right-of-use asset and lease liability on the commencement date of the 10421 and 10431 Wateridge Circle lease components (see Note 19).

Equipment

The Company entered into finance lease agreements for equipment in November 2017 (the 2017 Equipment Lease), January 2018 (the 2018 Equipment Lease), in November 2022 (the 2022 Equipment Lease), and in August 2023 (the 2023 Equipment Lease). The terms of the leases commenced when the equipment was delivered and placed into use which occurred in the same months and years as above, respectively, and accordingly the related right-of-use assets and lease liabilities were recognized on the consolidated balance sheets at their respective commencement dates. The 2017 Equipment Lease expired in October 2022 and the 2018 Equipment Lease expired in December 2022. The 2022 Equipment Lease expires in October 2025 and the 2023 Equipment Lease expires in August 2026.

Summary of Lease Cost

The components of lease cost under ASC 842 are as follows (in thousands):

	December 31,
	2023	2022
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use asset	$66	$79
Interest on finance lease liabilities	14	3
Operating lease costs	4,617	1,366
Variable lease cost	1,102	706
Short term lease cost	445	915
Total lease cost	$6,244	$3,069

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,014	$1,606
Operating cash flows from finance leases	$14	$3
Financing cash flows from finance leases	$92	$79

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term
Finance leases	2.5 years	2.8 years
Operating leases	9.2 years	3.9 years
Weighted-average discount rate
Finance leases	8.8%	10.0%
Operating leases	9.7%	8.5%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of December 31, 2023 (in thousands):

Years Ending December 31,	Operating	Finance
2024	$4,407	$131
2025	4,539	99
2026	4,657	57
2027	4,659	—
2028	4,482	—
Thereafter	21,595	—
Total future minimum lease payments	44,339	287
Less: imputed interest	(15,487)	(28)
Present value of lease liability	$28,852	$259

Less: current portion of lease liability	(1,710)	(112)
Non-current portion of lease liability	27,142	147

9. NOTES PAYABLE

Loan and Security Agreement

As of December 31, 2023 and 2022, the notes payable on the consolidated balance sheets pertains to the Credit, Security and Guaranty Agreement with MidCap Financial Trust and consists of the following (in thousands):

	December 31,
	2023	2022
Principal amount of notes payable	$5,000	$20,000
Less: Current portion of notes payable	—	—
Notes payable, net of current portion	5,000	20,000
Accrued interest	100	172
Final debt payment liability	750	900
Debt discount and financing costs, net of accretion	(581)	(1,423)
Notes payable, net of discount and current portion	$5,269	$19,649

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

2022 Loan Agreements

On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements), and the extensions of credit thereunder referred to as the 2022 Term Loan and 2022 Revolving Loan, respectively), with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On June 30, 2023, the Company entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental borrowings under the 2022 Term Loan Agreement, and (vi) reset the minimum net revenue covenant.

As of September 30, 2023, the Company was not in compliance with certain minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, MidCap had the ability to immediately call the balance of the loan, along with a 5.5% exit fee and 3.0% prepayment penalty, amounting to a total repayment obligation of approximately $21.7 million for the 2022 Term Loan, plus a $0.3 million prepayment penalty for the 2022 Revolving Loan.

On November 24, 2023, the Company entered into Amendment No. 3 to Credit, Security and Guaranty Agreement to both the 2022 Term Loan Agreement and the 2022 Revolving Loan Agreement (Amendment No. 3). The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant MidCap a warrant to purchase 275,000 shares of common stock at a price equal to the 10-day volume weighted average price of the Company's common stock immediately prior to the date of Amendment No. 3. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan Agreement, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan Agreement to 1%, (iv) froze any future extensions of credit under the 2022 Revolving Loan Agreement and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The 2022 Term Loan Agreement, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One) , (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require MidCap's consent in order for the Company to draw down the additional borrowings. The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the 2022 Revolving Credit Agreement. The 2022 Term Loan and 2022 Revolving Loan mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022 to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full the Company’s borrowings under its existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used be for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including MidCap's consent, Tranche Two was available between January 1, 2023, and September 30, 2023, following the Company’s achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing, but was not exercised. Subject to certain terms and conditions of the 2022 Term Loan Agreement including MidCap's consent, Tranche Three may become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Three, if available, may be used for working capital and general corporate purposes.

The 2022 Term Loan, as amended bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the 2022 Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the year ended December 31, 2023, the effective interest rate on outstanding borrowings was approximately 17.02%.

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

The Company may borrow, repay and reborrow the 2022 Revolving Loan until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the 2022 Revolving Loan may be used for working capital needs and general corporate purposes. As of December 31, 2023, no amount of 2022 Revolving Loan was outstanding under the 2022 Revolving Loan Agreement. On November 24, 2023, MidCap froze any future extensions of credit under the 2022 Revolving Loan Agreement due to the event of default discussed above.

The 2022 Revolving Loan would bear interest at a floating rate based on an adjusted term SOFR (subject to a floor of 1.50%) for a one-month interest period, plus a margin of 3.00%. Interest on the 2022 Revolving Loan would be payable monthly in arrears on the first day of each month and at maturity. Prior to November 24, 2023, the Company was obligated to pay an unused line fee equal to 0.50% per annum on the unused portion of the available revolving commitments, a fee for failure to maintain a minimum balance under the 2022 Revolving Loan Agreement, and other customary fees for a credit facility of this size and type.

The obligations of the Company and any future guarantors under the 2022 Loan Agreements are secured by liens on substantially all of the Company's assets.

The 2022 Loan Agreements, as amended, require the Company to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

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

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a derivative liability on the consolidated balance sheet. As of December 31, 2023, the estimated fair value of the contingent put option liability was $36 thousand, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

As of December 31, 2023, the estimated future principal payments due were as follows:

December 31, 2023
Estimated future principal payments due
2024	$—
2025	1,042
2026	2,500
2027	1,458
Total	$5,000

10. STOCKHOLDERS’ EQUITY

The Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “DNAY” on June 18, 2021. The Company has since changed its ticker symbol to “TBIO” in connection with its name change to Telesis Bio Inc. The Company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The par value of common and preferred stock is $0.0001 per share.

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

On June 5, 2023, the Company issued 280,000 shares of Redeemable Convertible Preferred Stock warrants to purchase an aggregate of 17,771,761 shares of the Company's comment stock, for a total purchase price of $28.0 million, plus an additional 355,435 warrants to purchase the Company's common stock issued as consideration for advisory services related to the transaction.

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

As of December 31, 2023, no dividends have been declared or distributed to any stockholders, and the Company has accrued dividends to date totaled $1.3 million.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”) or Deemed Liquidation Event (as defined below), the holders of shares of Redeemable Convertible Preferred Stock shall be entitled to be paid, with respect to each share of Redeemable Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Company available for distribution to its stockholders, on a preferred basis prior and in preference to any distribution to the holders of any common stock or any other junior stock of the Company, an amount in cash per share of Redeemable Convertible Preferred Stock equal to (i) in the event of a Deemed Liquidation Event occurring prior to the 24-month anniversary of the issue date, the greater of (x) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Deemed Liquidation Event or (ii) in the event of (A) a Liquidation Event that is not a Deemed Liquidation Event or (B) a Deemed Liquidation Event occurring on or after the 24-month anniversary of the issue date, the greater of (x) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Liquidation Event or Deemed Liquidation Event, as applicable (the Liquidation Amount). Deemed Liquidation Event means a reorganization, merger or consolidation in which: (A) the Company is a constituent party or (B) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such reorganization, merger or consolidation, except any such reorganization, merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such reorganization, merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such reorganization, merger or consolidation, a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such reorganization, merger or consolidation, the parent corporation of such surviving or resulting corporation.

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

Redemption

On or after the seventh anniversary of the issue date, (i) each holder of Redeemable Convertible Preferred Stock may require the Company to redeem all of such holder’s shares of Redeemable Convertible Preferred Stock for cash at a redemption price per share equal to the Accrued Value, and (ii) the Company may redeem, in whole or in part on a pro rata basis from all holders, shares of Redeemable Convertible Preferred Stock for cash at a redemption price per share equal to the Accrued Value.

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

Accordingly, the Company has classified all shares of Redeemable Convertible Preferred Stock as mezzanine equity in the accompanying financial statements as of December 31, 2023.

Redeemable Convertible Preferred Stock consisted of the following as of December 31, 2023 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$29,300	$29,300
Total	280,000	280,000		$29,300	$29,300

12. WARRANTS

Common Stock Warrants

On June 5, 2023, the Company issued warrants to purchase a total of 5,923,921 shares of common stock to investors in connection with the Agreement described in Note 11 (Short-Term Warrants). Each Short-Term Warrant has an exercise price of $2.5996 per share and has a two-year term from the date of issuance. Each Short-Term Warrant had a grant date fair value of $0.20. The Short-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued warrants to purchase a total of 11,847,840 shares of common stock to investors in connection with the Agreement described in Note 11 (Long-Term Warrants). Each Long-Term Warrant has an exercise price of $2.5996 per share and has a seven-year term from the date of issuance. Each Long-Term Warrant had a grant date fair value of $0.61. The Long-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued warrants to purchase a total of 355,435 shares of common stock as consideration for advisory services in connection with the Agreement described in Note 11 (Additional Warrants). Each Additional Warrant has a strike price of $2.9541 per share and has a five-year term from the date of issuance. Each Additional Warrant had a grant date fair value of $0.45. The Additional Warrants meet the criteria for permanent equity classification.

On November 24, 2023, in connection with the 2022 Term Loan, as amended, described in Note 9, the Company issued a warrant to purchase a total of 275,000 shares of common stock (MidCap Warrant). The MidCap Warrant has an exercise price per share equal to the 10-day volume weighted average price of the Company's common stock immediately prior to the date of issuance, and a ten-year term from the date of issuance. The MidCap Warranthad a grant date fair value of $0.40 per share. The MidCap Warrant meets the criteria for permanent equity classification.

As of December 31, 2023, warrants to purchase an aggregate of 18,402,196 shares of common stock were issued and outstanding.

13. STOCK-BASED COMPENSATION

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of approximately $4.0 million and $3.7 million, respectively. No income tax benefit was recognized in the accompanying consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

The Company’s board of directors approved the adoption of the SGI-DNA, Inc. 2019 Stock Plan (the 2019 Plan) in March 2019. The 2019 Plan permitted the Company to grant options and restriced stock units for up to 5,544,187 shares of the Company's common stock. On March 3, 2021, the Company’s board of directors and stockholders approved the termination of the 2019 Plan and the adoption of the 2021 Equity Incentive Plan (the 2021 Plan). 6,000,000 shares of common stock were reserved for issuance under the 2021 Plan.

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s board of directors or its compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 3,500,000 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 2,459,970 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021

Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases beginning on January 1, 2022 and on each January 1 thereafter by the lesser of 15,750,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2023, the number of shares of common stock reserved for issuance under the 2021 SIP was 2,279,576.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the year ended December 31, 2023 is as follows:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2022	4,488,555	$2.11	8.9	$252
Options granted	2,539,609	1.52
Options exercised	(106,997)	0.81
Options cancelled	(1,257,526)	1.99
Balances at December 31, 2023	5,663,641	$1.90	8.5	$1
Vested and expected to vest at December 31, 2023	5,285,538	$1.89	8.5	$1
Exercisable at December 31, 2023	1,754,250	$2.47	7.5	$1

There were 2,539,609 options granted during the year ended December 31, 2023. The weighted average grant date calculated fair value of options granted during the year ended December 31, 2023 was $0.74 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $0.4 million, respectively.

The calculated value of option grants during the years ended December 31, 2023 and 2022 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2023	2022
Risk free interest rate	4.3%	2.4%
Expected dividend yield	—%	—%
Expected term	4.1 years	5.1 years
Forfeiture rate	0.5%	20.0%
Expected volatility	58.1%	54.5%

In December 2022, the Company’s board of directors approved a one-time repricing of stock option awards that had been granted to date under the 2021 Plan and the 2021 SIP. The repricing modification took effect on December 13, 2022, while awards held by certain executives were modified on December 19, 2022. The repricing impacted all stock option holders with outstanding shares on the respective repricing dates. The original exercise prices of the repriced stock options ranged from $1.59 to $11.75 per share for 4,261,402 options originally granted from March 2021 through November 2022. The option exercise price was reduced to between $1.15 and $1.26 per share. In addition to the repricing, the vesting of all unvested awards held by certain executives was suspended for three months following the December 19, 2022 date of modification, and restarted pursuant to the original applicable vesting schedule on March 19, 2023. There were no changes to the number of shares or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $0.8 million, of which $0.3 million was recognized on the date of modification and $0.5 million recognized prospectively over the remaining term of the stock option awards.

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the year ended December 31, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	272,601	$6.41
Granted	569,669	1.36
Vested	(121,283)	5.05
Cancelled	(131,795)	2.53
Unvested at December 31, 2023	589,192	$2.68

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 350,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 1,050,000 shares of common stock, (ii) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of December 31, 2023, the number of shares of common stock that may be issued under the ESPP is 513,869.

For the years ended December 31, 2023 and 2022, 187,951 and 237,835 shares of common stock, respectively, have been issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Stock options	$3,157	$2,954
Restricted stock units	703	349
Employee stock purchase plan	103	424
Total	$3,963	$3,727

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Research and development	$808	$582
Sales and marketing	398	425
General and administrative	2,757	2,720
Total	$3,963	$3,727

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $4.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

14. INCOME TAXES

The components of loss before provision for income taxes for the years ended December 31, 2023 and 2022, consist of the following (in thousands):

	For the Years Ended December 31,
	2023	2022
Domestic	$(47,778)	$(48,556)
Foreign	78	109
Total	$(47,700)	$(48,447)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2023 and 2022, because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom subsidiary for which taxes were determined to be immaterial, and accordingly, such amounts were excluded from the following tables.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2023	2022
Federal statutory income (benefit) tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.4)	—
Change in valuation allowance	26.0	20.6
Permanent items	0.9	0.8
Tax credits	0.6	(0.4)
Effective income tax rate	—%	—%

The components of the Company's deferred tax assets and liabilities at December 31, 2023 and 2022, consisted of (in thousands):

	For the Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$28,683	$24,847
Research and development tax credit carryforwards	915	1,202
Stock based compensation	705	669
Capitalized research and development costs	8,229	981
Intangibles	2,280	—
Lease liabilities	7,344	411
Accruals and other	991	2,412
	49,147	30,522
Valuation Allowance	(41,840)	(29,447)
Total deferred tax assets	7,307	1,075
Deferred tax liabilities:
Right-of-use-assets	(6,928)	(403)
Fixed assets	(379)	(93)
Intangibles	—	(579)
Total deferred tax liabilities	(7,307)	(1,075)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022, related primarily to the increases in net operating loss carryforwards, research and development tax credits generated and accruals.

The valuation allowance increased by $12.4 million and $12.7 million during the years ended December 31, 2023 and 2022, respectively.

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease the Company's tax deduction for research and development expense in future years.

As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryforwards of $110.2 million and $95.9 million, respectively. The federal net operating loss carryforwards of $1.3 million, generated before January 1, 2018, will begin to expire in 2034 and the other $108.9 million will carryforward indefinitely but are subject to an 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of approximately $0.7 million which will begin to expire in 2039, if not utilized.

As of December 31, 2023 and 2022, the Company had state net operating loss carryforwards of $87.5 million and $70.1 million, respectively. The state net operating loss carryforwards of $87.5 million will begin to expire in 2036.

The Company also had California research and development tax credit carryforwards of approximately $0.6 million which do not expire.

The utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (the Code), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes otherwise available to offset future taxable income or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of Code Section 382 and 383 have occurred. If such ownership change has occurred, the Company’s ability to use its net operating losses or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

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

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2023 and 2022 (in thousands):

Balance as of December 31, 2021	$338
Increase of unrecognized tax benefits taken in current year	105
Balance as of December 31, 2022	443
Decrease of unrecognized tax benefits taken in prior year	(105)
Balance as of December 31, 2023	$338

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2023. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, and the United Kingdom. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2014 through 2023 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2022 and 2023 tax years will remain open for examination by the United Kingdom tax authority for one year from the filing deadline.

Deferred income taxes have not been provided for undistributed earnings of the Company's foreign subsidiary because of the Company's intent to reinvest such earnings indefinitely in active foreign operations. As of December 31, 2023, the Company estimates $0.1 million in unremitted earnings that were permanently reinvested in its foreign subsidiary.

15. COMMITMENTS AND CONTINGENCIES

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

The complaint, filed in the Superior Court of California, County of San Diego, charged Dr. Nelson with breach of contract, the Company with tortious interference, and both with unfair competition. The complaint sought permanent injunctive relief, monetary damages and other equitable relief (including restitution) against the Defendants. On April 9, 2021, the Defendants filed a motion for summary judgment, or in the alternative, summary adjudication, with regard to all causes of action. A hearing on this motion was held on June 25, 2021, at which time the court granted the motion in summary judgment on behalf of SGI-DNA and Dr. Nelson on three of the four claims. The court directed the parties back to mediation on the remaining claim but there was no resolution. On June 22, 2022, at the conclusion of a bench trial, the court ruled in favor of the Company and Dr. Nelson on the remaining claim.

Leases

The Company’s non-cancelable lease commitments are described in Note 8.

16. NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(47,724)	$(48,471)
Less: Redeemable Convertible Preferred Stock Dividends	(1,300)	—
Net loss attributable to common stockholders	$(49,024)	$(48,471)
Denominator:
Weighted average common stock outstanding - basic and diluted	29,849,832	29,463,361
Net loss per share attributable to common stockholders - basic and diluted	$(1.64)	$(1.65)

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

	For the Years Ended December 31,
	2023	2022
Stock options to purchase common stock	5,663,641	4,488,555
Restricted stock units that vest into common stock	589,192	272,601
Shares issuable under employee stock purchase plan	63,715	118,520
Warrants to purchase common stock	18,402,196	—
Redeemable Convertible Preferred Stock (as converted to common stock)	12,398,030	—
Total	37,116,774	4,879,676

17. RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2023 and 2022.

18. COLLABORATION

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

Under the Pfizer Agreement, Pfizer made an upfront payment of $8.0 million at the time of execution and subsequent milestone payments of $7.5 million. If the Company meets certain additional technical milestones defined in the Pfizer Agreement, the Company will be eligible to receive an additional $2.5 million in near-term milestone payments.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. During the years ended December 31, 2023 and 2022, the Company achieved technical milestones associated with the research plan and recognized revenue associated with the milestone achievements totaling $5.0 million and $2.5 million, respectively. As of December 31, 2023, no other milestones or royalties have been deemed likely to be achieved or have been achieved.

In accordance with ASC 606, the Company allocated the transaction price, comprising the upfront payment of $8.0 million, based on the stand-alone selling price of the combined performance obligation and the material right. Based on management's analysis, the material right was allocated $0.3 million of the transaction price, while the combined performance obligation was allocated $7.7 million of the transaction price.

The $7.7 million of revenue allocated to the combined performance obligation was recognized using the input method based on time elapsed as compared to the research term of 24 months, and the $0.3 million of revenue allocated to the material right was to be recognized over the third year of services performed under the research plan in the event the option to extend the research plan was exercised, or when the option expired in the event the option to extend the research plan was not exercised. During the year ended December 31, 2022, the option expired unexercised, and the $0.3 million was recognized.

During the year ended December 31, 2023, the Company recognized $8.7 million of revenue related to the Pfizer Agreement. As of December 31, 2023, there was no deferred revenue related to the Pfizer Agreement.

19. SUBSEQUENT EVENTS

In January 2024, the Company signed a first amendment to the operating lease agreements for its corporate headquarters located at 10421 and 10431 Wateridge Circle (First Amendment). Under the First Amendment, the landlord shall apply the existing security deposit of $0.4 million toward the base rent for the six-month period January 1 through June 30, 2024, with the $1.5 million balance of the base rent during that period abated. Under the First Amendment, escalating base rent payments will be $0.4 million to $0.5 million per month from July 2024 through July 2033.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO), and Principal Financial Officer (PFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded, as of December 31, 2023, our disclosure controls and procedures were not effective due to the identified material weakness in internal control over financial reporting described below in this Item 9A.

Notwithstanding the conclusion by the principal executive officer and principal financial officer that the disclosure controls and procedures as of December 31, 2023 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

As of December 31, 2023, our management conducted an evaluation, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control -Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our PEO and PFO concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified a combination of deficiencies in the Company's internal control over financial reporting that in the aggregate gave rise to a material weakness. The deficiencies primarily related to limited finance, accounting and IT staffing levels not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to undergo organizational changes in 2023, including multiple reductions in workforce and the resulting decision to operate with very lean finance, accounting and IT departments. Despite the hiring of a new Chief Financial Officer and a Corporate Controller in September 2023 and a Sarbanes-Oxley compliance firm in the fourth quarter of 2023, the timing and ongoing transitions associated with these changes caused the Company to lack the resources to fully monitor and operate its internal controls over financial reporting as of December 31, 2023, resulting in several deficiencies being discovered during its annual auditing process.

Based on the above, the Company did not fully implement components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities components.

We are an emerging growth company and a non-accelerated filer, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan's implementation. For example, as described above, the Company has already hired a new Chief Financial Officer and a Corporate Controller to oversee the Company’s controls environment and a Sarbanes-Oxley compliance firm to assist it in implementing additional controls and procedures in its finance, accounting and IT departments. The Company corrected all deficiencies discovered during its annual audit process prior to the filing of this annual report. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408..

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (Proxy Statement) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement among Telesis Bio, Inc. and the stockholders of Eton Bioscience Inc. dated November 9, 2021	8-K	001-40497	2.1	11/9/21
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-256644	3.2	5/28/21
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-256644	3.4	5/28/21
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock	8-K	001-40497	3.1	6/8/23
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2019.	S-1	333-256644	4.1	5/28/21
4.1.1	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 31, 2023.	8-K	001-40497	10.3	5/31/23
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-256644	4.2	6/14/21
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of March 4, 2021.	S-1	333-256644	4.3	5/28/21
4.4	Form of Short-Term Warrant.	8-K	001-40497	4.1	5/31/23
4.5	Form of Long-Term Warrant.	8-K	001-40497	4.2	5/31/23
4.6	Form of Pre-Funded Common Stock Purchase Warrant.	8-K	001-40497	4.3	5/31/23
4.7	Form of Warrant issued to affiliates of H.C. Wainright & Co., LLC.	8-K	001-40497	4.1	6/9/23
4.8	Form of Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated June 2, 2023.	8-K	001-40497	10.2	5/31/23
4.9	Form of MidCap Warrant.
4.10	Description of the Registrant's securities registered pursuant to section 12 of the securities exchange act of 1934.	10-K	001-40497	4.4	3/23/22
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-256644	10.1	5/28/21
10.2+	2019 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.2	5/28/21
10.3+	2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256644	10.3+	5/28/21

10.4+	2021 Stock Incentive Plan and forms of agreements thereunder.	S-1/A	333-256644	10.4+	6/14/21
10.5+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-257191		6/8/21
10.6+	Confirmatory Employment Letter between the Registrant and Todd Nelson dated May 19, 2021.	S-1	333-256644	10.6+	5/28/21
10.7+	Confirmatory Employment Letter between the Registrant and Daniel Gibson dated May 19, 2021.	S-1	333-256644	10.8+	5/28/21
10.8+	Confirmatory Offer Letter between the Registrant and Eric Esser dated May 2, 2022.	8-K	001-40497	10.1	5/02/23
10.9+	Offer Letter between the Registrant and William Kullback dated August 10, 2023.	8-K	001-40497	10.1	8/29/23
10.10+	Executive Incentive Compensation Plan.	S-1	333-256644	10.11+	5/28/21
10.11+	Form of Change in Control Severance Agreement.	S-1	333-256644	10.12+	5/28/21
10.12+	Amended and Restated Director Compensation Policy.
10.13	Office Lease, dated April 4, 2019, between the Registrant and BMR-Waples LP, as amended.	S-1	333-256644	10.14+	5/28/21
10.14#	Supply Agreement, dated October 26, 2015, between the Registrant and Integrated DNA Technologies, Inc., as amended.	S-1	333-256644	10.15+	5/28/21
10.15#	Loan and Security Agreement, dated March 4, 2021, between the Registrant and Silicon Valley Bank.	S-1	333-256644	10.16+	5/28/21
10.16#	Confidential Settlement Agreement between the Registrant and New England Biolabs, Inc. dated September 20, 2017.	S-1/A	333-256644	10.17#	6/14/21
10.17	Separation and General Release Agreement	10-Q	001-40497	10.2	11/10/21
10.18	Second Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated November 8, 2021	8-K	001-40497	10.1#	11/08/21
10.19#	Research Collaboration and License Agreement by and between Registrant and Pfizer Inc. dated December 20, 2021	10-K	001-40497	10.21#	3/23/22
10.20#	Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust and the lenders from time to time party thereto.	10-Q	001-40497	10.1	11/9/22
10.21#	Amendment No. 2 to Credit, Security and Guaranty Agreement (Revolving Loan).	10-Q	001-40497	10.1	8/11/23
10.22#	Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and the lenders from time to time party thereto.	10-Q	001-40497	10.2	11/9/22
10.23#	Amendment No. 2 to Credit, Security and Guaranty Agreement (Term Loan).	10-Q	001-40497	10.2	8/11/23
10.24	Amendment No. 3 to Credit, Security and Guaranty Agreement (Term Loan)
10.25	Amendment No. 3 to Credit, Security and Guaranty Agreement (Revolving Loan)
21.1	Subsidiaries of the Registrant
23.1	Consents of Independent Registered Public Accounting Firms.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of

1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

# Portions of the exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material; and (ii) the Registrant customarily and actually treats the omitted information as private or confidential.

† The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024

TELESIS BIO, INC.

By:	/s/ Todd R. Nelson
Todd R. Nelson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd R. Nelson	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Todd R. Nelson

/s/ William J. Kullback	Chief Financial Officer (Principal Financial Officer)	March 28, 2024
William J. Kullback

/s/ Andrea L. Jackson	Director	March 28, 2024
Andrea L. Jackson

/s/ Jami D. Nachtsheim	Director	March 28, 2024
Jami D. Nachtsheim

/s/ Annette Tumolo	Director	March 28, 2024
Annette Tumolo

/s/ Greg Herrema	Director	March 28, 2024
Greg Herrema

/s/ Christine A. Tsingos	Director	March 28, 2024
Christine A. Tsingos

/s/ Frank R. Witney	Chair of the Board of Directors	March 28, 2024
Frank R. Witney