Form 10-Q
period 2024-03-31
Telesis Bio Inc.
filed 2024-05-10
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had outstanding 1,682,794 shares of common stock as of May 8, 2024.

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
•
the impact of the 1-for-18 reverse stock split;
•
our ability to remain in compliance with Nasdaq continued listing requirements;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$10,623	$1,570
Restricted cash	100	175
Short-term investments	4,973	17,588
Accounts receivable, net of allowance for credit losses of $1,269 and $1,287 at March 31, 2024 and December 31, 2023, respectively	2,997	5,985
Inventory, net	3,669	4,025
Prepaid expenses and other current assets	1,033	1,008
Total current assets	23,395	30,351
Property and equipment, net	6,683	7,300
Right-of-use assets	28,289	27,220
Other long-term assets	228	676
Goodwill	3,497	3,497
Other intangible assets, net	1,239	1,367
Total assets	$63,331	$70,411
Liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,905	$3,284
Accrued employee expenses	2,411	2,142
Finance lease liability, current portion	115	112
Operating lease liability, current portion	879	1,710
Deferred revenue, current portion	375	338
Other accrued liabilities	680	506
Other current liabilities	47	92
Total current liabilities	6,412	8,184
Finance lease liability, net of current portion	125	147
Operating lease liability, net of current portion	29,776	27,142
Notes payable, net of discount	5,223	5,269
Derivative liabilities	36	36
Deferred revenue, net of current portion	110	95
Total liabilities	$41,682	$40,873
Commitments and contingencies (Note 14)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized:
Redeemable convertible preferred stock, 280,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively; liquidation preference of $29,885 and $29,300 at March 31, 2024 and December 31, 2023, respectively	29,885	29,300
Stockholders' (deficit) equity
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 1,672,405 and 1,670,185 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	161,876	161,703
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(170,102)	(161,465)
Total stockholders' (deficit) equity	(8,236)	238
Total liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity	$63,331	$70,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$1,264	$3,001
Service revenue	1,251	1,674
Collaboration revenue	—	962
Royalties and other revenue	925	679
Total revenue	3,440	6,316
Cost of revenue	1,994	2,805
Gross profit	1,446	3,511
Operating expenses:
Research and development	2,925	5,121
Sales and marketing	1,675	3,807
General and administrative	5,367	5,554
Total operating expenses	9,967	14,482
Loss from operations	(8,521)	(10,971)
Other (expense) income, net:
Interest income	228	390
Interest expense	(217)	(639)
Change in fair value of derivative liabilities	—	140
Other expense, net	(125)	(36)
Total other expense, net	(114)	(145)
Loss before provision for income taxes	(8,635)	(11,116)
Provision for income taxes	(2)	(3)
Net loss	$(8,637)	$(11,119)
Less: redeemable convertible preferred stock dividends	(585)	—
Net loss attributable to common stockholders	$(9,222)	$(11,119)
Net loss per share attributable to common stockholders—basic and diluted	$(5.52)	$(6.75)
Weighted average common stock outstanding—basic and diluted	1,670,981	1,647,945

Other comprehensive loss:
Net loss	$(8,637)	$(11,119)
Unrealized (loss) gain on available-for-sale short-term investments	(4)	5
Foreign currency translation loss	(6)	—
Total comprehensive loss	$(8,647)	$(11,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	—	$—	1,647,061	$—	$160,309	$(113,741)	$(3)	$46,565
Issuance of common stock upon exercise of stock options	—	—	966	—	12	—	—	12
Vesting of restricted stock units	—	—	1,890	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(11,119)	—	(11,119)
Balances at March 31, 2023	—	$—	1,649,917	$—	$161,477	$(124,860)	$2	$36,619

Balances at December 31, 2023	280,000	$29,300	1,670,185	$—	$161,703	$(161,465)	$—	$238
Issuance of common stock upon exercise of stock options	—	—	480	—	4	—	—	4
Vesting of restricted stock units	—	—	2,916	—	—	—	—	—
Surrender of shares for tax withholding	—	—	(1,176)	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	—	—	766	—	—	766
Redeemable convertible preferred stock dividends	—	585	—	—	(585)	—	—	(585)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	(4)	(4)
Foreign currency translation loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,637)	—	(8,637)
Balances at March 31, 2024	280,000	$29,885	1,672,405	$—	$161,876	$(170,102)	$(10)	$(8,236)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(8,637)	$(11,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	386
Amortization of intangible assets	128	128
Amortization of debt discount	54	97
Provision for credit losses	23	—
Stock-based compensation	766	1,156
Amortization of operating lease right-of-use assets	547	625
Change in fair value of derivative liabilities	—	(140)
Loss on disposal of property and equipment	136	28
Accretion of discount on short-term investments	(139)	(139)
Changes in operating assets and liabilities:
Accounts receivable	2,965	16
Inventories	356	(94)
Deposits, prepaid expenses and other current assets	423	720
Accounts payable, accrued payroll and accrued liabilities	(598)	(1,742)
Deferred revenue	52	(991)
Operating lease liabilities	187	(98)
Net cash used in operating activities	(3,237)	(11,167)
Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	12,750	11,750
Purchase of property and equipment	(502)	(470)
Purchases of short-term investments	—	(7,157)
Net cash provided by investing activities	12,248	4,123
Cash Flows From Financing Activities:
Payment of employee restricted stock tax withholdings	(12)	—
Payments on finance leases	(19)	(30)
Proceeds from the exercise of common stock options	4	12
Net cash used in financing activities	(27)	(18)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	—
Net Change In Cash, Cash Equivalents, and Restricted Cash	8,978	(7,062)
Cash, cash equivalents, and restricted cash at beginning of period	1,745	30,594
Cash, cash equivalents, and restricted cash at end of period	$10,723	$23,532

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$162	$509
Supplemental Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$487
Redeemable convertible preferred stock dividends	$585	$—
Right-of-use-assets obtained in exchange for operating lease liabilities	$1,616	$20,313

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
•
EtonBio Inc., a California corporation (Eton), is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits.

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

Under Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that its financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of March 31, 2024, the Company had an accumulated deficit of $170.1 million. In June 2021, the Company received $112.5 million in net proceeds upon completion of its IPO, and in June 2023 received $26.4 million in net proceeds from the sale of preferred stock and warrants. The Company has also received $8.0 million in upfront payments and $7.5 million in milestone payments under its collaboration with Pfizer Inc. (see Note 17). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, collaborations, strategic alliances, licensing arrangements and other sources of funding. However, the Company's existing credit facilities may not be available if the Company fails to meet certain financial covenants under the credit facility. On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with Company and MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (2022 Revolving Loan Agreement) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements, and the extensions of credit thereunder are referred to herein as the 2022 Term Loan and the 2022 Revolving Loan, respectively), with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On August 9, 2022, the Company borrowed $20.0 million under the terms of the 2022 Term Loan Agreement. As of September 30, 2023, the Company was not in compliance with the minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, MidCap required the Company to repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and the parties subsequently entered into Amendment No. 3 to Credit Security and Guaranty Agreement (Amendment No. 3) on November 24, 2023, which amended the 2022 Loan Agreements. As of March 31, 2024, the Company was in compliance with the covenants under the amended 2022 Loan Agreements. The Company could seek alternative funding to offset the $15.0 million that was repaid to MidCap in November 2023 and potentially refinance the remaining portion of the 2022 Term Loan; however, the Company may not be able to refinance the remaining 2022 Term Loan or raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining additional funding. Financings, if available, may be on terms that are dilutive to stockholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of its common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently are insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Quarterly Report. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On May 2, 2024, the Company filed a Certificate of Amendment (the Reverse Stock Split Amendment) to the Company’s Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-18 Reverse Stock Split of the Company's common stock, which became effective on May 9, 2024. The Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, which remains at 100,000,000, and did not change the par value of the common stock, which remains at $0.0001 per share. As a result of the Reverse Stock Split, every eighteen shares of the common stock were combined into one issued and outstanding share of common stock and no fractional shares were issued. Instead, to any holder who would have otherwise been entitled to receive a fractional share of common stock, the Company issued such holder an additional fractional share, such that, when combined with the fractional share otherwise issuable as a result of the Reverse Stock Split, equaled a whole share of common stock.

All share and per share information shown herein has been retroactively adjusted to reflect the effect of the Reverse Stock Split Amendment for all periods presented.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP), and include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and as amended by the ASUs of the Financial Accounting Standards Board (FASB).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, condensed consolidated statements of stockholders’ (deficit) equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2023 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report. Since the date of the audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report, there have been no changes to its significant accounting policies except as noted below.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates in the consolidated financial statements include the Company’s ability to continue as a going concern, revenue recognition, impairment assessment for goodwill and intangible assets, allowance for credit losses, estimated useful lives of property and equipment, valuation of inventory, accrued expenses, valuation of deferred income tax assets, valuation of derivative liabilities, valuation of preferred stock and warrants, share-based compensation, and accrued warranty are subject to significant estimation. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment and it is reasonably possible that management's estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements could change in the near term due to one of more future confirming events.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company separately presented interest income and interest expense that had previously been combined as “Interest expense, net” on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023. The Company also separately presented the provision for credit losses line on the condensed consolidated statement of cash flows, which had previously been combined with the change in accounts receivable. These reclassifications had no impact on net loss or net cash used in operating activities for the three months ended March 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$10,623	$1,570
Restricted cash	100	175
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$10,723	$1,745

Accounts Receivable

Accounts receivable is comprised of amounts due from third-party payors recorded at the invoice amount and does not bear interest. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for credit losses. The Company reviews accounts receivable on an ongoing basis to determine collectability. The Company maintains an allowance for credit losses based on its assessment of the collectability of the amounts owed to the Company by its customers. The Company considers the following in determining the level of allowance required: its customer’s payment history, the age of the receivable, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. Net accounts receivable amounted to $3.0 million and $6.0 million as of March 31, 2024 and December 31, 2023, respectively. Net accounts receivable include an allowance for credit losses of $1.3 million at both March 31, 2024 and December 31, 2023, for those accounts deemed uncollectible by the Company. The allowance for credit losses consists of the following activity (in thousands):

Allowance for credit losses at December 31, 2023	$1,287
Provision for credit losses	23
Write-offs	(41)
Allowance for credit losses at March 31, 2024	$1,269

Allowance for credit losses at December 31, 2022	$343
Provision for credit losses	—
Write-offs	—
Allowance for credit losses at March 31, 2023	$343

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the ASC. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statement disclosures.

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

3.
FAIR VALUE MEASUREMENT

The following tables summarize the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise money market funds, commercial paper, U.S. government securities, corporate debt securities and the contingent put option liability (in thousands):

	Fair value measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$8,753	$—	$—	$8,753
Commercial paper	—	3,480	—	3,480
U.S. Government securities	—	995	—	995
Corporate debt securities	—	498	—	498
Total	$8,753	$4,973	$—	$13,726

Liabilities
Contingent put option liability	$—	$—	$36	$36
Total	$—	$—	$36	$36

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6	$—	$—	$6
Commercial paper	—	6,407	—	6,407
U.S. Government securities	—	8,943	—	8,943
Corporate debt securities	—	2,238	—	2,238
Total	$6	$17,588	$—	$17,594

Liabilities
Contingent put option liability	$—	$—	$36	$36
Total	$—	$—	$36	$36

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other (expense) income, net as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of both March 31, 2024 and December 31, 2023, the adjusted market rate of debt was 12.48%, and the probability of default was 45%. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2023	$36
Change in fair value	—
Fair value at March 31, 2024	$36

Contingent Put Option Liability
Fair value at December 31, 2022	$367
Change in fair value	(140)
Fair value at March 31, 2023	$227

4.
INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$3,481	$1	$(2)	$3,480
U.S. Government securities	997	—	(2)	995
Corporate debt securities	499	—	(1)	498
Total	$4,977	$1	$(5)	$4,973

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$6,407	$1	$(1)	$6,407
U.S. Government securities	8,938	6	(1)	8,943
Corporate debt securities	2,237	1	—	2,238
Total	$17,582	$8	$(2)	$17,588

As of March 31, 2024 and December 31, 2023, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of March 31, 2024 and December 31, 2023, the Company reviewed its investment portfolio for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. In determining whether the decline in fair value of these securities was related to a credit loss, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three months ended March 31, 2024 and 2023, the Company concluded that there were no impairments related to credit losses for its investments in securities.

5.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or net realizable value. The components of inventory are as follows at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,136	$2,026
Work in process and sub-assemblies	672	1,031
Finished goods	861	968
Total	$3,669	$4,025

The inventory reserve was $0.8 million at both March 31, 2024 and December 31, 2023.

6.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$6,782	$6,527
Furniture and fixtures	908	908
Computer hardware and software	2,483	2,420
Leasehold improvements	332	332
Construction in progress	101	586
Total	10,606	10,773
Less: Accumulated depreciation and amortization	(3,923)	(3,473)
Total property and equipment, net	$6,683	$7,300

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.4 million respectively, and is included in operating expenses. There was no impairment recorded in either of the three months ended March 31, 2024 or 2023.

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

The Company currently has two reporting units: Telesis Bio and Eton. Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2023, the decrease to the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, and the early repayment of $15.0 million under the 2022 Term Loan Agreement lead the Company to conclude it was more likely than not that the fair value of one or more reporting units was below its carrying amount. A quantitative goodwill assessment was then performed for both of the Company's reporting units using a combination of techniques, including an income approach and a market-based approach. Based on the results of the quantitative goodwill assessment for the Eton reporting unit, the Company recorded an impairment charge of $11.4 million to reduce that reporting unit's carrying amount of goodwill to zero. Based on the results of the quantitative goodwill assessment for the Telesis Bio reporting unit, there was no impairment to that reporting unit's goodwill balance of $3.5 million as of December 31, 2023. Should the market value of the Company’s common stock decline, additional impairment charges may be recorded in the future. For the three months ended March 31, 2024 and 2023, the Company did not record any impairment of goodwill.

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

Other intangible assets, net consists of the following (in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,288)	$862
Trade name	80	(62)	18
Customer relationships	420	(67)	353
Non-competition agreements	30	(24)	6
Total	$3,680	$(2,441)	$1,239

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,175)	$975
Trade name	80	(57)	23
Customer relationships	420	(60)	360
Non-competition agreements	30	(21)	9
Total	$3,680	$(2,313)	$1,367

Amortization expense for each of the three months ended March 31, 2024 and 2023 was approximately $0.1 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of March 31, 2024 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2024 (remaining nine months)	$382
2025	478
2026	103
2027	28
2028	28
Thereafter	220
Total	$1,239

8.
LEASES

As of March 31, 2024, the Company had five outstanding leases for office and laboratory space and scientific manufacturing equipment with remaining terms between approximately two and nine years. The Company has also entered into certain short-term leases with a term of one year or less. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California, and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street terminated upon the occupancy of office and laboratory space at 10431 Wateridge Circle in March 2023. The Wateridge Pointe lease provides for a tenant improvement allowance for the renovation and build-out of the facilities up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements per ASC 842 guidance. Combined rent for the two buildings under the Wateridge Pointe lease is approximately $3.9 million per year, subject to annual increases of 3%. The Wateridge Pointe lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street occurred in the first quarter of 2023. Occupancy and commencement of the 10421 Wateridge Circle lease occurred in the second quarter of 2023.

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

In January 2024, the Company signed a first amendment to the operating lease agreements for its corporate headquarters located at 10421 and 10431 Wateridge Circle (the 2024 Amendment). Under the 2024 Amendment, the landlord shall apply the existing security deposit of $0.4 million toward the base rent for the six-month period January 1 through June 30, 2024, with the $1.5 million balance of the base rent during that period abated. Under the 2024 Amendment, escalating base rent payments will be $0.4 million to $0.5 million per month from July 2024 through July 2033.

Equipment

The Company entered into finance lease agreements for equipment in November 2022 (the 2022 Equipment Lease), and in August 2023 (the 2023 Equipment Lease). The terms of the leases commenced when the equipment was delivered and placed into use which occurred in November 2022 and August 2023, respectively, and accordingly the related right-of-use assets and lease liabilities were recognized on the consolidated balance sheets at their respective commencement dates. The 2022 Equipment Lease expires in October 2025 and the 2023 Equipment Lease expires in August 2026.

Summary of Lease Cost

The components of lease cost under ASC 842 are as follows (in thousands):

	March 31,
	2024	2023
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use asset	$33	$7
Interest on finance lease liabilities	5	2
Operating lease costs	1,282	968
Variable lease cost	468	181
Short term lease cost	92	195
Total lease cost	$1,880	$1,353

Supplemental disclosure of cash flow information related to leases are as follows (in thousands):

	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$548	$461
Operating cash flows from finance leases	$5	$2
Financing cash flows from finance leases	$19	$30

The weighted-average remaining lease term and discount rate were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term
Finance leases	2.3 years	2.5 years
Operating leases	9.0 years	9.2 years
Weighted-average discount rate
Finance leases	8.8%	8.8%
Operating leases	9.7%	9.7%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of March 31, 2024 (in thousands):

Years Ending December 31,	Operating	Finance
2024 (remaining nine months)	$2,598	$107
2025	5,007	99
2026	5,139	57
2027	5,156	—
2028	4,994	—
Thereafter	24,450	—
Total future minimum lease payments	47,344	263
Less: imputed interest	(16,689)	(23)
Present value of lease liability	30,655	240

Less: current portion of lease liability	(879)	(115)
Non-current portion of lease liability	$29,776	$125

9.
NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, the notes payable on the condensed consolidated balance sheets pertains to the Credit, Security and Guaranty Agreement with MidCap Financial Trust and consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount of notes payable	$5,000	$5,000
Less: Current portion of notes payable	—	—
Notes payable, net of current portion	5,000	5,000
Accrued interest	—	100
Final debt payment liability	750	750
Debt discount and financing costs, net of accretion	(527)	(581)
Notes payable, net of discount and current portion	$5,223	$5,269

Accrued interest of $53 thousand was included in accounts payable as of March 31, 2024.

2022 Loan Agreements

On August 9, 2022, the Company entered into (i) the 2022 Term Loan Agreement with MidCap Financial Trust, and (ii) the 2022 Revolving Loan Agreement, with MidCap Funding IV Trust. On June 30, 2023, the Company entered into an Amendment No. 2 to Credit, Security and Guaranty Agreement to amend the 2022 Loan Agreements (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental borrowings under the 2022 Term Loan Agreement, and (vi) reset the minimum net revenue covenant.

The 2022 Term Loan Agreement, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require MidCap's consent in order for the Company to draw down the additional borrowings. The 2022 Revolving Loan Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the 2022 Revolving Loan Agreement. The 2022 Term Loan and 2022 Revolving Loan mature on August 1, 2027.

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

On November 24, 2023, the Company entered into Amendment No. 3 to the 2022 Loan Agreements. The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant MidCap a warrant to purchase 15,278 shares of common stock at an exercise price per share equal to the 10-day volume weighted average price of the Company's common stock immediately prior to the date of Amendment No. 3. In exchange for the Company doing the foregoing,

MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan Agreement, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan Agreement to 1%, (iv) froze any future extensions of credit under the 2022 Revolving Loan Agreement and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The 2022 Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the 2022 Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the three months ended March 31, 2024, the effective interest rate on outstanding borrowings was approximately 17.01%.

Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the 2022 Term Loan is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The 2022 Term Loan, as amended, may be voluntarily prepaid in full, but not in part, at any time and are also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 1.00% of the amount prepaid. Once repaid, the 2022 Term Loan may not be reborrowed. The Company is also obligated to pay an exit fee equal to $750,000 and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

The Company may borrow, repay and reborrow the 2022 Revolving Loan until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the 2022 Revolving Loan may be used for working capital needs and general corporate purposes. As of March 31, 2024, no amount of the 2022 Revolving Loan was outstanding under the 2022 Revolving Loan Agreement. On November 24, 2023, MidCap froze any future extensions of credit under the 2022 Revolving Loan Agreement due to the event of default discussed above.

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

The 2022 Loan Agreements contain customary events of default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the SEC and listed for trading on the Nasdaq Stock Market, and a material adverse change default.

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

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a derivative liability on the consolidated balance sheet. As of March 31, 2024, the estimated fair value of the contingent put option liability was $36 thousand, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

As of March 31, 2024, the estimated future principal payments due were as follows:

March 31, 2024
Estimated future principal payments due
2024	—
2025	1,042
2026	2,500
2027	1,458
Total	$5,000

10.
STOCKHOLDERS’ (DEFICIT) EQUITY

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

On June 1, 2023, the Company filed a Certificate of Designation of Redeemable Convertible Preferred Stock of Telesis Bio (the Certificate of Designation), to set forth the rights, privileges and preferences of the Company's Redeemable Convertible Preferred Stock (the Redeemable Convertible Preferred Stock).

On June 5, 2023, the Company issued 280,000 shares of Redeemable Convertible Preferred Stock, which are convertible at any time into shares of the Company's common stock, and warrants to purchase an aggregate of 987,325 shares of the Company's common stock, for a total purchase price of $28.0 million, plus an additional 19,749 warrants to purchase the Company's common stock issued as consideration for advisory services related to the transaction.

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

As of March 31, 2024, no dividends have been declared or distributed to any stockholders, and the Company has accrued dividends to date totaling $1.9 million.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a Liquidation Event) or Deemed Liquidation Event (as defined below), the holders of shares of Redeemable Convertible Preferred Stock shall be entitled to be paid, with respect to each share of Redeemable Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Company available for distribution to its stockholders, on a preferred basis prior and in preference to any distribution to the holders of any common stock or any other junior stock of the Company, an amount in cash per share of Redeemable Convertible Preferred Stock equal to (i) in the event of a Deemed Liquidation Event occurring prior to the 24-month anniversary of the issue date, the greater of (x) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Deemed Liquidation Event or (ii) in the event of (A) a Liquidation Event that is not a Deemed Liquidation Event or (B) a Deemed Liquidation Event occurring on or after the 24-month anniversary of the issue date, the greater of (x) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Liquidation Event or Deemed Liquidation Event, as applicable (the Liquidation Amount). Deemed Liquidation Event means a reorganization, merger or consolidation in which: (A) the Company is a constituent party or (B) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such reorganization, merger or consolidation, except any such reorganization, merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such reorganization, merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such reorganization, merger or consolidation, a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such reorganization, merger or consolidation, the parent corporation of such surviving or resulting corporation.

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

(d) other than the issuance of shares of common stock on exercise or conversion of securities outstanding on the issue date, issue any shares of common stock or securities convertible into or exercisable (directly or indirectly) for common stock if at such time (or after giving effect to such issuance) the Company does not have sufficient shares of common stock available out of its authorized but unissued stock, for the purpose of effecting the conversion of the Redeemable Convertible Preferred Stock into common stock (assuming that accrued and unpaid dividends at such time include all dividends that would have accrued on the Redeemable Convertible Preferred Stock for a period of five years from the date thereof) and the exercise and conversion of all other securities convertible or exercisable (directly or indirectly) for common stock;

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

Conversion

Each share of Redeemable Convertible Preferred Stock is convertible, at the option of the holder, at any time and from time to time, into such number of shares of common stock as is determined by dividing the Accrued Value by the Conversion Price in effect at the time of conversion. The Conversion Price is initially equal to $42.5394 per share. If at any time following the third anniversary of the issue date, the closing sale price of the Company’s common stock exceeds 250% of the Conversion Price for 30 consecutive trading days, then the Company has the right to require conversion of the Redeemable Convertible Preferred Stock, in whole or in part, at the then effective conversion rate.

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

The Company classifies Redeemable Convertible Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, which requires that contingently redeemable securities be classified outside of permanent stockholders’ (deficit) equity.

Accordingly, the Company has classified all shares of Redeemable Convertible Preferred Stock as mezzanine equity in the accompanying financial statements as of March 31, 2024 and December 31, 2023.

Redeemable Convertible Preferred Stock consisted of the following as of March 31, 2024 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$29,885	$29,885
Total	280,000	280,000		$29,885	$29,885

Redeemable Convertible Preferred Stock consisted of the following as of December 31, 2023 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$29,300	$29,300
Total	280,000	280,000		$29,300	$29,300

12.
WARRANTS

Common Stock Warrants

On June 5, 2023, the Company issued warrants to purchase a total of 329,109 shares of common stock to investors in connection with the Agreement described in Note 11 (Short-Term Warrants). Each Short-Term Warrant has an exercise price of $46.7928 per share and has a two-year term from the date of issuance. Each Short-Term Warrant had a grant date fair value of $3.60. The Short-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued warrants to purchase a total of 658,216 shares of common stock to investors in connection with the Agreement described in Note 11 (Long-Term Warrants). Each Long-Term Warrant has an exercise price of $46.7928 per share and has a seven-year term from the date of issuance. Each Long-Term Warrant had a grant date fair value of $10.98. The Long-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued warrants to purchase a total of 19,749 shares of common stock as consideration for advisory services in connection with the Agreement described in Note 11 (Additional Warrants). Each Additional Warrant has an exercise price of $53.1738 per share and has a five-year term from the date of issuance. Each Additional Warrant had a grant date fair value of $8.10. The Additional Warrants meet the criteria for permanent equity classification.

On November 24, 2023, in connection with the 2022 Term Loan, as amended, described in Note 9, the Company issued a warrant to purchase a total of 15,278 shares of common stock (MidCap Warrant). The MidCap Warrant has an exercise price of

$7.20 per share, and a ten-year term from the date of issuance. The MidCap Warrant had a grant date fair value of $4.86 per share. The MidCap Warrant meets the criteria for permanent equity classification.

As of March 31, 2024 and December 31, 2023, warrants to purchase an aggregate of 1,022,352 shares of common stock were issued and outstanding.

13.
STOCK-BASED COMPENSATION

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $0.8 million and $1.2 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

The Company’s board of directors approved the adoption of the SGI-DNA, Inc. 2019 Stock Plan (the 2019 Plan) in March 2019. The 2019 Plan permitted the Company to grant options and restricted stock units for up to 308,011 shares of the Company’s common stock. On March 3, 2021, the Company’s board of directors and stockholders approved the termination of the 2019 Plan and the adoption of the 2021 Equity Incentive Plan (the 2021 Plan). 333,334 shares of common stock were reserved for issuance under the 2021 Plan.

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s board of directors or its compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 194,445 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 136,665 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases, beginning on January 1, 2022 and on each January 1 thereafter by the lesser of 875,000 shares or 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2024, the number of shares of common stock reserved for issuance under the 2021 SIP was 224,350.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the three months ended March 31, 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2023	314,757	$34.22	8.5	$1
Options granted	14,028	8.18
Options exercised	(480)	7.02
Options cancelled	(26,189)	24.18
Balances at March 31, 2024	302,116	$33.92	8.3	$4
Vested and expected to vest at March 31, 2024	284,789	$33.77	8.3	$4
Exercisable at March 31, 2024	112,081	$44.29	7.6	$4

There were 14,028 options granted during the three months ended March 31, 2024. The weighted average grant date calculated fair value of options granted during the three months ended March 31, 2024 was $4.68 per share. The aggregate intrinsic value of options exercised during each of the three months ended March 31, 2024 and 2023 was $2 thousand and $29 thousand, respectively.

The calculated value of option grants during the three months ended March 31, 2024 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended
March 31, 2024
Risk free interest rate	4.2%
Expected dividend yield	—%
Expected term	6.0 years
Expected volatility	55.3%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the three months ended March 31, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	32,741	$48.26
Granted	—	—
Vested	(2,916)	105.09
Cancelled	(863)	103.40
Unvested at March 31, 2024	28,962	$40.90

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 19,445. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 58,334 shares of common stock, (ii) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of March 31, 2024, the number of shares of common stock that may be issued under the ESPP is 45,251.

For the three months ended March 31, 2024, no shares of common stock were issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$567	$1,000
Restricted stock units	193	126
Employee stock purchase plan	6	30
Total	$766	$1,156

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$96	$299
Sales and marketing	9	166
General and administrative	661	691
Total	$766	$1,156

As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $3.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

15.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(8,637)	$(11,119)
Less: Redeemable Convertible Preferred Stock Dividends	(585)	—
Net loss attributable to common stockholders	$(9,222)	$(11,119)
Denominator:
Weighted average common stock outstanding - basic and diluted	1,670,981	1,647,945
Net loss per share attributable to common stockholders - basic and diluted	$(5.52)	$(6.75)

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

	March 31,
	2024	2023
Stock options to purchase common stock	302,116	247,479
Restricted stock units that vest into common stock	28,962	13,255
Shares issuable under employee stock purchase plan	3,540	6,416
Warrants to purchase common stock	1,022,352	—
Redeemable Convertible Preferred Stock (as converted to common stock)	702,518	—
Total	2,059,488	267,150

16.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the three months ended March 31, 2024 and 2023.

17.
COLLABORATION

In December 2021, the Company entered into a Research Collaboration and License Agreement (Pfizer Agreement) with Pfizer Inc. (Pfizer), pursuant to which the Company agreed to collaborate with Pfizer to further develop the Company's novel enzymatic DNA synthesis technology for Pfizer’s use in its research and development of mRNA-based vaccines and biotherapies. The financial terms of the deal include an upfront payment from Pfizer to the Company, along with success-based technical milestone payments that could be earned in the near term. The Company is also eligible to receive additional milestone payments based on the achievement of specified development, regulatory and commercialization goals associated with any products developed from the application of the Company’s technology developed and licensed under the Pfizer Agreement.

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

The Company assessed the Pfizer Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Pfizer is a customer based on the agreement's structure. The Company identified a single combined performance obligation under the arrangement for the performance under the research plan, technology transfer between the parties, participation in the Joint Research Committee, research licenses exchanged by the parties and the non-exclusive commercial license. In addition, the Company identified a material right for the option granted to Pfizer to extend the research term by an additional year. The $8.0 million upfront payment represents the transaction price at inception.

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. In the fourth quarter of 2022 and the second quarter of 2023, the Company achieved technical milestones associated with the research plan and recognized revenue associated with the milestone achievements totaling $7.5 million. As of March 31, 2024 no other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three months ended March 31, 2024, the Company did not recognize any revenue related to the Pfizer Agreement. As of March 31, 2024, there was no deferred revenue related to the Pfizer Agreement.

18.
SUBSEQUENT EVENTS

In April 2024, the Company's Board of Directors appointed Eric Esser as the Company's President and CEO, effective April 16, 2024. According to the terms of his amended employment agreement, Mr. Esser was granted 5,556 Restricted Stock Units and an option to purchase 11,112 shares of the Company's common stock, exercisable at the fair market value of the Company's common stock as of the date of the grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Telesis Bio Inc. and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K (the Annual Report) filed with the Securities and Exchange Commission (the SEC) on March 29, 2024 . Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leader in automated multi-omic and synthetic biology solutions focused on providing applications to enable researchers to rapidly, accurately and reproducibly build or “write” high-quality synthetic DNA and mRNA and short oligonucleotides that are ready to use in many downstream synthetic biology enabled markets. Our solutions address the bottlenecks across the multi-step process of building DNA and mRNA, as well as the significant limitations of existing solutions that prevent the rapid building of high-quality DNA and mRNA at a useable scale. A key part of our on market solution are our BioXp systems, end-to-end automated workstations that fit on the benchtop or in the lab and are broadly accessible due to their ease-of-use and hands-free automation. We believe our BioXp systems and future product offerings can democratize synthetic biology by simplifying the process of building DNA and mRNA, thereby accelerating the discovery, development and production of novel high-value products, including antibody-based biologics, mRNA-based vaccines and therapeutics and precision medicines.

We develop solutions to address the significant unmet need in the market for an approach that can automate, integrate, optimize and standardize the process for building synthetic DNA and mRNA. Our on-market and our planned solutions are comprised of the following:

•
BioXp 3250 system: which we believe is the first commercially available push-button, walkaway, end-to-end automated workstation that empowers researchers to go from a digital DNA sequence to endpoint-ready synthetic DNA in as few as 8 hours and mRNA in less than 24 hours, exclusive of shipment time with onboard NGS library preparation;
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
•
BioXp Select kits: offer customers the ability to use non-Telesis Bio DNA while using the BioXp to perform synthetic biology workflow applications such as cloning, mRNA generation from plasmid and cell free amplification;
•
BioXp Next Generation Sequencing kits: will contain all the necessary reagents to go from DNA or RNA to a sequencer-ready library;

•
Benchtop reagents: contain all the reagents necessary to proceed with a specific synthetic biology workflow on the benchtop using products generated on the BioXp system; and
•
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

We were incorporated in the state of Delaware in March 2011, as Synthetic Genomics Solution, Inc., a wholly owned subsidiary of Synthetic Genomics, Inc. (SGI). We changed our name to SGI-DNA, Inc. (SGI-DNA) in February 2013. On March 8, 2019, SGI sold SGI-DNA to GATTACA Mining, LLC (GATTACA) by entering into a stock purchase agreement to sell all of our outstanding common and preferred stock in exchange for a $10.0 million non-recourse promissory note. Subsequently, we focused our efforts on launching new synthetic biology products and expanding our distribution and marketing efforts on our existing research use only (RUO) products. We changed our name to Codex DNA, Inc. in March 2020 and then to Telesis Bio Inc. in November 2022.

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. From our commercial launch through March 31, 2024, we have placed approximately 300 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2023, our customer base was composed of approximately 500 customers and included 17 of the 25 largest biopharmaceutical companies in the world ranked by 2023 revenue. Our customer base also includes leading academic research institutions, government institutions, contract research organizations and synthetic biology companies.

We estimate that our 2023 product and service sales mix statistics were as follows:

•
Sales mix: 41% BioXp systems, 20% BioXp kits, and 39% services.
•
Geographic mix: 77% North America, 14% Europe/Middle East/Africa and 9% Asia Pacific.
•
Distribution mix: 90% direct sales and 10% distributors.

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements (the 2022 Loan Agreements) with MidCap Financial Trust and MidCap Funding IV Trust (collectively, MidCap), $15.0 million of which was used to repay the loans from Silicon Valley Bank. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default.

We have incurred significant operating losses since our inception. During the three months ended March 31, 2024 and 2023, our revenue was $3.4 million and $6.3 million, respectively. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $15.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $8.6 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $170.1 million.

We expect that our cash, cash equivalents, restricted cash and short-term investments of $15.7 million as of March 31, 2024 will not be sufficient to fund our operating expenses for at least twelve months from the date our financial statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources” and “Going Concern” below.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other (expense) income, net in our condensed consolidated statements of operations and comprehensive loss. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At March 31, 2024, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

Other Expense, Net

Other expense, net consists primarily of change in the fair value of derivative liabilities and losses from the disposal of fixed assets.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses (NOLs) we have incurred in each year or for our earned research and development tax credits generated in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credit carryforwards will not be realized. As of December 31, 2023 and 2022, we had federal NOL carryforwards of $110.2 million and $95.9 million, respectively and state NOL carryforwards of $87.5 million and $70.1 million, respectively. The federal NOL carryforwards of $1.3 million generated before January 1, 2018 will begin to expire in 2034, but can be used to offset up to 100% of taxable income.

Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to 80% taxable income limitation beginning in tax years after December 31, 2020, as provided by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

On March 27, 2020, the CARES Act was passed by the U.S. Congress and signed into United States law. The CARES Act, among other things, includes certain provisions for individuals and corporations; however, these benefits did not impact our income tax provisions in the years presented given the existence of the full valuation allowance.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue
Product revenue	$1,264	$3,001	$(1,737)
Service revenue	1,251	1,674	(423)
Collaboration revenue	—	962	(962)
Royalties and other revenue	925	679	246
Total revenue	3,440	6,316	(2,876)
Cost of revenue	1,994	2,805	(811)
Gross profit	1,446	3,511	(2,065)
Operating expenses:
Research and development	2,925	5,121	(2,196)
Sales and marketing	1,675	3,807	(2,132)
General and administrative	5,367	5,554	(187)
Total operating expenses	9,967	14,482	(4,515)
Loss from operations	(8,521)	(10,971)	2,450
Other (expense) income, net:
Interest income	228	390	(162)
Interest expense	(217)	(639)	422
Change in fair value of derivative liabilities	—	140	(140)
Other expense, net	(125)	(36)	(89)
Total other expense, net	(114)	(145)	31
Loss before provision for income taxes	(8,635)	(11,116)	2,481
Provision for income taxes	(2)	(3)	1
Net loss	$(8,637)	$(11,119)	$2,482

Revenue

Revenue for the three months ended March 31, 2024 was $3.4 million compared to $6.3 million for the three months ended March 31, 2023. The decrease of $2.9 million was attributable to a decrease in product revenue of $1.7 million, a decrease in collaboration revenue of $1.0 million, and a decrease in service revenue of $0.4 million partially offset by an increase in royalty and other revenue of $0.2 million. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments decreased by $1.6 million, and revenue from BioXp kits decreased by $0.1 million. Service revenue decreases were driven by turnover of the commercial team at our subsidiary Eton. Collaboration revenue decreases were driven by the completion of deferred revenue amortization during the fourth quarter of 2023 for the $8.0 million up-front payment from our Pfizer contract.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 was $2.0 million, compared to $2.8 million for the three months ended March 31, 2023. The $0.8 million decrease was primarily driven by a decrease in product and service revenues of $2.2 million. Our gross margin percentage was 42% and 56% of total revenues for the three months ended March 31, 2024 and 2023, respectively. The unfavorable change in gross margin percentage was mainly due to a decrease in revenue from collaboration research programs, and a greater number of the higher margin BioXp 9600 and 3250 systems sold during the first quarter of 2023, compared to the first quarter of 2024.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 were $2.9 million, compared to $5.1 million for the three months ended March 31, 2023. The $2.2 million decrease was primarily due to lower personnel expenses, consulting and professional services, and lab supplies, stock-based compensation and facilities expenses. Personnel expenses decreased by $1.2 million as we decreased our headcount during the second half of 2023. Consulting and professional services, as well as lab supplies expense, decreased by $0.3 million, primarily due to general cost reduction efforts during the second half of 2023. Stock-based compensation and facilities cost allocations to research and development each decreased by $0.2 million as a result of the aforementioned headcount reductions.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2024 were $1.7 million, compared to $3.8 million for the three months ended March 31, 2023. The $2.1 million decrease was primarily attributable to lower personnel expenses, travel and entertainment costs, and stock-based compensation. Personnel expenses decreased by $1.5 million as we decreased our headcount during the second half of 2023 and accrued commissions on decreased sales. Travel and entertainment expenses and stock-based compensation decreased by $0.2 million and $0.1 million, respectively, as a result of the aforementioned headcount reductions.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $5.4 million, compared to $5.6 million for the three months ended March 31, 2023. The $0.2 million decrease was primarily due to lower personnel expenses, consulting and professional services, legal services, and stock-based compensation, offset by increased facilities expenses. Personnel expenses decreased by $0.3 million as we decreased our headcount during the second half of 2023. Consulting and professional services as well as legal expense decreased by $0.2 million and $0.1 million, respectively, primarily due to general cost reduction efforts during the second half of 2023. Additionally, stock-based compensation decreased by $0.1 million as a result of the aforementioned headcount reductions. These decreases to general and administrative expenses were offset by a $0.7 million increase to facilities expense as a smaller portion of our lease costs were allocated to research and development and sales and marketing due to the more significant headcount reductions in those areas.

Other Income (Expense), Net

Other income (expense), net for both the three months ended March 31, 2024 and 2023 was a net expense of $0.1 million. Interest expense decreased by $0.4 million as a result of the repayment of $15 million of long-term debt during the fourth quarter of 2023. Interest income decreased by $0.2 million due to lower cash and investment balances. Income from the change in fair value of derivative liabilities decreased by $0.1 million due the aforementioned repayment of long-term debt. Other expenses increased by $0.1 million due to a loss on disposal of fixed assets.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 425,926 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 55,556 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). After completion of our IPO, we received $20.0 million under our credit, security and guaranty agreements with MidCap Financial Trust and MidCap Funding IV Trust (The 2022 Loan Agreements), $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $10.7 million and short-term investments of $5.0 million. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default.

We will continue to incur significant expenses and expect to incur operating losses for the foreseeable future. Our expenses and capital expenditures could increase substantially if we:

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

These matters raise substantial doubt about our ability to continue as a going concern within one year from the date of filing this Quarterly Report. The accompanying condensed consolidated financial statements have been prepared under the assumption we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our consolidated cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(3,237)	$(11,167)
Net cash provided by investing activities	12,248	4,123
Net cash used in financing activities	(27)	(18)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	—
Net change in cash, cash equivalents, and restricted cash	$8,978	$(7,062)

Operating Activities

During the three months ended March 31, 2024, operating activities used $3.2 million of cash, primarily resulting from our net loss of $8.6 million, partially offset by non-cash charges of $2.0 million and changes in our operating assets and liabilities of $3.4 million. Non-cash charges consisted primarily of $0.8 million in stock-based compensation, depreciation and amortization expense of $0.6 million, $0.1 million amortization of debt discount, and amortization of our right-of-use operating lease asset of $0.5 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of a $3.0 million decrease in accounts receivable, a $0.4 million decrease in deposits, prepaid expenses and other current assets, and a $0.4 million decrease in inventory, partially offset by a $0.6 million decrease in accounts payable, accrued payroll and accrued liabilities.

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

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $12.2 million, consisting primarily of $12.8 million of maturities of short-term investments, partially offset by $0.5 million of purchases of property and equipment.

During the three months ended March 31, 2023, net cash provided by investing activities was $4.1 million, consisting primarily of $11.8 million of maturities of short-term investments, partially offset by $7.2 million of purchases of short-term investments and $0.5 million of purchases of property and equipment.

Financing Activities

During both of the three months ended March 31, 2024 and 2023, net cash used in financing activities was less than $0.1 million, consisting primarily of payments on finance leases.

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

The Term Loan, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require MidCap’s consent in order for the Company to draw down those borrowings. The Revolver Loan provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with its terms. The Term Loan and Revolver Loan mature on August 1, 2027.

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

On November 24, 2023, we entered into Amendment No. 3 . The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the Term Loan and (ii) grant MidCap a warrant to purchase 15,278 shares of our common stock at a price equal to the 10-day volume weighted average price of our common stock immediately prior to the date of any amendment of the Term Loan. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the Term Loan, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the Term Loan to 1%, (iv) froze any future extensions of credit under the Revolver Loan and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The Term Loan, as amended, bears interest at a floating rate based on an adjusted term SOFR plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the three months ended March 31, 2024, the effective interest rate on outstanding borrowings was approximately 17.01%.

Following an initial interest-only period, beginning on August 1, 2025, the outstanding principal amount of the Term Loan is repayable in twenty-four equal monthly principal payments, with all remaining outstanding principal, together with all accrued and unpaid interest, due at maturity. The Term Loan, as amended, may be voluntarily prepaid in full, but not in part, at any time and is also subject to mandatory prepayments with the net proceeds of certain dispositions and casualty events, subject to specified thresholds and reinvestment rights. Prepayments are subject to prepayment premiums of 1.00% of the amount prepaid. Once repaid, the Term Loan may not be reborrowed. We are also obligated to pay an exit fee equal to $750,000 and other customary fees for a credit facility of this size and type. The exit fee is being accrued through interest expense using the effective interest method.

The terms of the Revolver Loan would allow us to borrow, repay and reborrow on until August 1, 2027, at which time the revolving commitments would terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the Revolver Loan would be used for working capital needs and general corporate purposes. As of March 31, 2024, no amount was outstanding under the Revolver Loan. As of November 24, 2023, MidCap froze any future extensions of credit under the Revolver Loan due to the event of default discussed above.

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

The 2022 Loan Agreements, require us to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which requires certain unrestricted cash to be greater than or equal to $7.0 million at all times.

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

As of March 31, 2024 and December 31, 2023 the Term Loan is classified within non-current liabilities on the consolidated balance sheets.

We bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the Term Loan. The contingent put option liability is classified as a derivative liability on the consolidated balance sheet. The estimated fair value of the contingent put option liability was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at March 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$47,344	$3,834	$10,193	$10,134	$23,183
Finance lease commitments (2)	265	132	133	—	—
Debt obligations (3)	7,218	617	4,996	1,605	—
Total	$54,827	$4,583	$15,322	$11,739	$23,183

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California and Durham County, North Carolina that expire between October 2026 and July 2033. Payments under signed leases that have not commenced yet are not included.
(2)
Consists of payments due for our leases of equipment that expire in October 2025 and August 2026.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 12.18% per annum, which was the interest rate in effect as of March 31, 2024 and assumes no borrowings under Tranche Three.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of March 31, 2024, we had approximately $15.7 million in cash, cash equivalents, restricted cash, and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our condensed consolidated financial statements.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates.

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

See Note 2 to our annual consolidated financial statements included in the Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Emerging Growth Company Status

In April 2012, the Jumpstart our Business Startups Act (the JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We are an EGC and will remain an EGC until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO), and Principal Financial Officer (PFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded, as of March 31, 2024, our disclosure controls and procedures were not effective due to the identified material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K.

Notwithstanding the conclusion by the principal executive officer and principal financial officer that the disclosure controls and procedures as of March 31, 2024 were not effective and the material weakness identified in internal controls over financial reporting described in Item 9A of our Annual Report on Form 10-K, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan's implementation. For example, we hired a new Chief Financial Officer and a Corporate Controller to oversee our controls environment and a Sarbanes-Oxley compliance firm to assist it in implementing additional controls and procedures in its finance, accounting and IT departments. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q (Quarterly Report), including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future as we manufacture and commercialize our products and materials, including our BioXp systems, continue to enhance and develop our products, and implement our business plans and strategies. We incurred a net loss of $48.5 million for the year ended December 31, 2023, and a net loss of $8.6 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $170.1 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, manufacture, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development, manufacture and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

On August 9, 2022, we entered into (i) a Credit, Security and Guaranty Agreement (Term Loan) (the 2022 Term Loan Agreement), with MidCap Financial Trust (MidCap), and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, each as amended, (the 2022 Loan Agreements). As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, in November 2023 we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreements and waiving any other remedies it may have due to our revenue covenant default. We will need to raise funds to offset the amount repaid or refinance the remaining portion of the 2022 Term Loan in order to continue operating the Company at its current spend level. We also may seek to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:

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

As of March 31, 2024, we had $15.7 million of cash, cash equivalents, restricted cash, and short-term investments. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of our Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our liquidity may have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

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

Pursuant to the terms of our 2022 Loan Agreements with MidCap, we borrowed $20.0 million and was eligible to borrow up to an additional $15.0 million upon achievement of certain events. As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of the 2022 Loan Agreements. As a result of this non-compliance, the Lender required us to repay $15.0 million in November 2023 under the 2022 Term Loan Agreements, and as a result, MidCap required us to repay $15.0 million in November 2023. In addition, as a result of such non-compliance, MidCap notified us that it will not offer to extend the additional $15.0 million of debt financing that we were eligible to borrow under the 2022 Loan Agreement prior to our noncompliance in

September 2023. We may not be able to replace the cash we used to repay the outstanding amount to MidCap in November 2023 through financings, or refinance the additional amount outstanding, and our operations may be materially impacted.

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

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Eric Esser, our President and Chief Executive Officer; William Kullback, our Chief Financial Officer; and Daniel Gibson, Ph.D., our Chief Technology Officer, is critical to our vision, strategic direction, product development and commercialization efforts. We have entered into at-will employment agreements with each of Mr. Esser, Mr. Kullback, and Dr. Gibson, and such agreements may be terminated by either party at any time without cause. The departure of one or more of our executive officers, senior management team members or other key employees could be disruptive to our business unless we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of March 31, 2024, we had 124 full-time and 11 part-time employees in the United States and 3 full-time employees located internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection to our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel are required to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As described in Item 9A of our Annual Report on Form 10-K, we have identified a material weakness in our internal controls related to our limited finance, accounting and IT staffing levels. Our ability to correct this weakness and our ability to successfully manage our expected growth is uncertain. If our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and General Data Protection Regulation (GDPR) in the EU/UK) may be subject to evolving interpretations or applications. This area of law is continuing to evolve and is subject to significant uncertainty, which may require us to incur additional costs and expenses in order to comply. Furthermore, responding to a legal claim or proceeding or a regulatory inquiry, investigation, or action, regardless of its merit, could be costly, divert management’s attention and harm our reputation. Compliance with these laws and regulations is difficult, constantly evolving, time consuming, and requires a flexible cybersecurity framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

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
▪
whether early adopters and key opinion leaders publish research involving the use of our products;
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

Risks Related to Health Pandemics, Including the Recent the COVID-19 Pandemic and Other Natural Disasters

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

The COVID-19 pandemic had an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses and governments took as a result of the pandemic. Governmental mandates related to COVID-19 impacted the availability and cost of materials, which disrupted or delayed our receipt of components and supplies from the third parties we rely on to, among other things, manufacture our BioXp systems, BioXp kits and benchtop reagents or source and timely receive parts and components from third parties. Moreover, the COVID-19 pandemic had a significant impact on our ability to retain employees and forced us to fill positions more frequently than we have had to do so in the past. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures for new health related crises, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations and policies. On May 11, 2023, President Biden's administration ended the COVID-19 national and public health emergencies. The full impact of the termination of the public health emergencies on the U.S. Food and Drug Administration (FDA) and other regulatory policies and operations is unclear.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

▪
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the GDPR, including as implemented in the U.K., and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws;
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

Risks Related to Our Regulatory Environment

If we elect to label and promote any of our products as clinical diagnostics tests or medical devices, we would be required to obtain prior approval or clearance by the FDA, which would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.

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

In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In the European Union, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which went into application on May 26, 2021 and May 26, 2022 respectively. In March 2023, the European Commission extended the transition timelines for managed detection and response (MDR) and in vitro diagnostic (IVDR) for manufacturers of certain medical devices. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

As part of the United States’ efforts to combat COVID-19 and consistent with Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the VALID Act. In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (the VALID Act), but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the FDA, HHS, Congress or state regulatory authorities may decrease the demand for our products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for us, our partners and customers. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our products. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.

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

We have and may again become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

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

We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office, or other patent offices’ review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding or opposition proceeding. However, there can be no assurance that any such challenge by us will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of the proceedings could be substantial.

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

As of March 31, 2024, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 84% of our outstanding common stock in the aggregate, assuming the conversion of all Redeemable Convertible Preferred Stock and exercise of all options and warrants beneficially held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Holders of an aggregate of 837,741 shares of our common stock issued prior to our initial public offering have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We filed a registration statement on Form S-3 on July 27, 2023 covering 1,669,031 shares of common stock underlying the Redeemable Convertible Preferred Stock and accompanying Warrants issued in the Private Placement, which was subsequently declared effective on August 3, 2023. We are required to keep this registration statement effective pursuant to the terms of the Registration Rights Agreement dated June 5, 2023 that we entered into with the investors in the Private Placement. We also have registered all shares of common stock that we may issue under our equity compensation and employee stock purchase plans, making them freely tradeable in the public market upon issuance and, if applicable, vesting, subject to volume limitations applicable to affiliates. Sales of common stock in the public market as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

We are not currently in compliance with the minimum bid price or minimum stockholder equity rules of the Nasdaq Global Select Market, and if we cannot regain and maintain compliance, our securities may be delisted, which could negatively impact the price of our securities, the liquidity of our common stock, and hinder our ability to raise capital.

On November 24, 2023, we received a letter from the Listing Qualifications Department (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) indicating that, based on the closing bid price of our common stock for the last 30 consecutive business day, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). We were given a compliance period of 180 calendar days, or until May 22, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the 180-day period, or prior to May 22, 2024. As of the date of this report, we have not regained compliance with the Minimum Bid Price Requirement since the closing bid price of our common stock has not been at least $1.00 per share for a minimum of ten consecutive business days.

To cure the Minimum Bid Price Requirement deficiency, we conducted a reverse stock split of our common stock at a ratio of 1-for-18 (the Reverse Stock Split). At our 2024 Annual Meeting of Stockholders, held virtually on May 1, 2024 (the Annual Meeting), our stockholders approved, among other items, an amendment to our amended and restated certificate of incorporation (the “Reverse Stock Split Amendment) to effect the Reverse Stock Split. On May 2, 2024, we filed the Reverse Stock Split Amendment with the Secretary of State of the State of Delaware, which became effective at 12:01 AM ET on May 9, 2024. There is no assurance that the Reverse Stock Split will not cause a decline in value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that were outstanding following the Reverse Stock Split. In addition the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. There is no guarantee that implementing the Reverse Stock Split will allow us to maintain compliance with applicable Nasdaq requirements. If we fail to regain compliance during the compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel.

Further, on April 3, 2024, we received a letter from the Staff notifying us that based on information filed with our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2024, we were not in compliance with the minimum stockholder’s equity requirement for continued listing in Nasdaq Listing Rule 5450(b)(1)(A), which requires companies listed on the Nasdaq Global Select Market to maintain a minimum of $10 million in stockholder’s equity for continued listing (the Stockholders’ Equity Requirement). In accordance with Nasdaq Listing Rule 5810(c)(2), we have been provided a period of 45 calendar days, or until Monday, May 20, 2024, to submit a plan to regain compliance (the Compliance Plan). If the Compliance Plan is acceptable to the Staff, of which there can be no assurance, the Staff may grant an extension of up to 180 calendar days from the date of the Letter, or until September 30, 2024, to evidence compliance. If the Staff does not accept the Compliance Plan, we will have the opportunity to appeal the Staff’s determination to a Nasdaq Hearings Panel. We intend to submit the Compliance Plan on or before May 20, 2024. However, there can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Requirement or will otherwise be in compliance with the Nasdaq Listing Rules. Even if we are in compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Requirement or will otherwise be in compliance with the Nasdaq Listing Rules.

If we are unable to comply with applicable Nasdaq Listing Rules, shares of our common stock would be subject to delisting, which could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the reduction or elimination of our coverage by securities analysts and other market participants, the potential loss of confidence by customers and employees, the loss of institutional investor interest, and fewer business development opportunities. If our common stock is delisted from Nasdaq and is ineligible for quotation or listing on another market or exchange, it could become significantly more difficult to dispose of our common stock, which could cause the price of our common stock to decline further.

We completed a 1-for-18 Reverse Stock Split of our shares of common stock, which may reduce and limit the market trading liquidity of the shares due to the reduced number of shares outstanding.

Effective May 9, 2024, we completed the Reverse Stock Split of our common stock by a ratio of 1-for-18. As a result, the liquidity of our common stock may be adversely affected by the Reverse Stock Split due to the reduced number of shares outstanding following the Reverse Stock Split. Absent other factors, reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended to increase the per-share market price of our common stock. However, a reduction in the liquidity of our common stock as well as other factors, including our financial and operating results, strategic direction, market conditions, and market perception may adversely affect the market price of our common stock. As such, there can be no assurance that the Reverse Stock Split will result in an increase in the market price of our common stock, and such market price may also decrease in the future.

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, which could continue to materially impair our ability to report accurate financial information in a timely manner.

We have identified a material weakness in our internal control over financial reporting, which has not been remediated and continues to exist as of March 31, 2024. As of March 31, 2024, the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 due to the previously identified material weakness in internal control over financial reporting as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of March 31, 2024, its internal control over financial reporting was not effective due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified a combination of deficiencies in the Company’s internal control over financial reporting that in the aggregate gave rise to a material weakness, which continues to exist as of March 31, 2024. The deficiencies primarily related to limited finance, accounting, and IT staffing levels not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to undergo organizational changes in 2023, including multiple reductions in workforce and the resulting decision to operate with very lean finance, accounting and IT departments. Despite the hiring of a new Chief Financial Officer and a Corporate Controller in September 2023 and a Sarbanes-Oxley Act compliance firm in the fourth quarter of 2023, the timing and ongoing transitions associated with these changes caused the Company to lack the resources to fully monitor and operate its internal controls over financial reporting as of December 31, 2023, resulting in several deficiencies being discovered during its annual auditing process.

Based on the above, the Company did not fully implement components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities components.

Management continues to evaluate the material weakness discussed above and is implementing its remediation plan as further described in Item 4 above. However, assurance as to when the remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, the terms of our Redeemable Convertible Preferred Stock and our 2022 Loan Agreements with MidCap contain, and any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. Testing by us conducted in connection with Section 404(a) of the Sarbanes Oxley Act may reveal material weaknesses in our internal controls over financial reporting related to our limited finance, accounting and IT staffing levels. While the Company is implementing its remediation plan as further described in Item 4 above, management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future materials weaknesses. Subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes Oxley Act may reveal continued or additional deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

As of March 31, 2024, we have determined that our disclosure controls and procedures were not effective due to the previously identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

In connection with the Private Placement, we issued 280,000 shares of Redeemable Convertible Preferred Stock, which are convertible at any time into shares of our common stock at an agreed conversion rate. In addition, we issued Warrants to purchase an aggregate of 1,007,074 shares of our common stock. We granted the holders of Redeemable Convertible Preferred Stock and accompanying Warrants certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock and/or exercise of the accompanying Warrants. Upon the effectiveness of such registration statement on August 3, 2023, the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock and/or exercise of the accompanying Warrants may be freely sold in the open market. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

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

Notwithstanding the application of the conversion blockers contained in the Certificate of Designation that governs the Redeemable Convertible Preferred Stock and the terms of the Warrants, holders of the Redeemable Convertible Preferred Stock and accompanying Warrants owned approximately 81% of our shares of common stock on an as-converted basis as of March 31, 2024. Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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

Upon the consummation of (i) a reorganization, merger or consolidation of the Company, (ii) the sale lease, transfer, or exclusive license or other disposition by the Company or any of its subsidiaries of all or substantially all of the assets of the Company, (iii) the issuance or transfer of shares of capital stock of the Company representing at least 50% of the voting power of the voting securities of the Company, or (iv) the completion of any tender offer or exchange offer pursuant to which the holders of common stock are permitted to sell their shares equaling 50% or more of the outstanding common stock for other securities, cash or property (each a Deemed Liquidation Event) that occurs prior to the second anniversary of the closing of the Private Placement, the holders of each share of Redeemable Convertible Preferred Stock is entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (a) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value, or (b) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such Deemed Liquidation Event. Upon the consummation of a Deemed Liquidation Event that occurs on or after the second anniversary of the closing of the Private Placement, or any voluntary or involuntary liquidation, dissolution, winding up of the Company that is not a Deemed Liquidation Event (each a Liquidation Event), the holders of each share of Redeemable Convertible Preferred Stock is entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (1) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value, or (2) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such Deemed Liquidation Event or Liquidation Event.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On May 2, 2024, we entered into a separation agreement (the Separation Agreement) with Todd Nelson, our former Chief Executive Officer, which provides for Mr. Nelson’s separation of employment and a release of claims. The Separation Agreement provides for (i) a lump-sum severance payment equal to twelve months of Mr. Nelson’s then current base salary, (ii) 12 months of COBRA continuation coverage and (iii) vesting on his outstanding and unvested options and restricted stock units issued to Mr. Nelson so long as he continues to be a Service Provider (as defined in the Separation Agreement), in exchange for a waiver and release. Mr. Nelson will remain a member of our board of directors and, pursuant to the Separation Agreement, beginning one year following the effective date of the Separation Agreement and ending on the date of our 2025 annual meeting of stockholders, Mr. Nelson will be entitled to receive a pro-rated amount of annual cash compensation payable to a member of our board of directors pursuant to our Amended and Restated Outside Director Compensation Policy. Thereafter, Mr. Nelson will receive cash and equity compensation paid by us pursuant to our Amended and Restated Outside Director Compensation Policy if he is re-elected to our board of directors at or following our 2025 annual meeting of stockholders.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety to the Separation Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the period ending June 30, 2024.

(b) During the quarter ended March 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-256644	3.2	5/28/21
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-40497	3.1	5/6/24
3.2	Amended and Restated Bylaws	S-1	333-256644	3.4	5/28/21
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock	8-K	001-40497	3.1	6/9/23
4.1	Form of Common Stock Certificate	S-1/A	333-256644	4.2	6/14/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Telesis Bio Inc.

Date: May 10, 2024

	By:	/s/ Eric Esser
Eric Esser
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024

	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)