Form 10-Q
period 2024-06-30
Telesis Bio Inc.
filed 2024-08-08
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A

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

The registrant had outstanding 1,772,946 shares of common stock as of August 6, 2024.

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
•
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

Unless the context requires otherwise, references in this Quarterly Report to "Telesis," "we," "us," and "our" refer to Telesis Bio Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$6,397	$1,570
Restricted cash	100	175
Short-term investments	3,817	17,588
Accounts receivable, net of allowance for credit losses of $1,005 and $1,197 at June 30, 2024 and December 31, 2023, respectively	1,334	5,410
Inventory, net	1,357	3,710
Prepaid expenses and other current assets	1,178	1,008
Current assets held for sale	973	890
Total current assets	15,156	30,351
Property and equipment, net	4,398	6,298
Right-of-use assets	26,585	25,889
Other long-term assets	193	623
Goodwill	3,497	3,497
Other intangible assets, net	750	974
Noncurrent assets held for sale	2,148	2,779
Total assets	$52,727	$70,411
Liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,536	$3,165
Accrued employee expenses	2,561	1,828
Finance lease liability, current portion	118	112
Operating lease liability, current portion	1,676	1,390
Deferred revenue, current portion	380	338
Other accrued liabilities	839	440
Other current liabilities	6	43
Current liabilities held for sale	897	868
Total current liabilities	8,013	8,184
Finance lease liability, net of current portion	103	147
Operating lease liability, net of current portion	28,378	26,092
Notes payable, net of discount	5,278	5,269
Derivative liabilities	36	36
Deferred revenue, net of current portion	99	95
Noncurrent liabilities held for sale	874	1,050
Total liabilities	$42,781	$40,873
Commitments and contingencies (Note 14)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized:
Redeemable convertible preferred stock, 280,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; liquidation preference of $30,481 and $29,300 at June 30, 2024 and December 31, 2023, respectively	30,481	29,300
Stockholders' (deficit) equity
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 1,771,578 and 1,670,185 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	162,161	161,703
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(182,687)	(161,465)
Total stockholders' (deficit) equity	(20,535)	238
Total liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity	$52,727	$70,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$841	$2,670	$2,105	$5,671
Service revenue	—	65	—	101
Collaboration revenue	—	3,462	—	4,424
Royalties and other revenue	709	807	1,634	1,486
Total revenue	1,550	7,004	3,739	11,682
Cost of revenue	2,349	2,039	3,431	3,934
Gross (loss) profit	(799)	4,965	308	7,748
Operating expenses:
Research and development	2,470	3,921	4,829	8,414
Sales and marketing	1,698	3,192	3,260	6,867
General and administrative	5,507	5,294	10,481	10,396
Impairment of property and equipment	1,017	—	1,017	—
Total operating expenses	10,692	12,407	19,587	25,677
Loss from operations	(11,491)	(7,442)	(19,279)	(17,929)
Other (expense) income, net:
Interest income	160	374	388	764
Interest expense	(214)	(707)	(431)	(1,346)
Change in fair value of derivative liabilities	—	19	—	159
Other expense, net	(15)	(3)	(146)	(39)
Total other expense, net	(69)	(317)	(189)	(462)
Loss before provision for income taxes	(11,560)	(7,759)	(19,468)	(18,391)
Provision for income taxes	(1)	(4)	(3)	(7)
Loss from continuing operations	(11,561)	(7,763)	(19,471)	(18,398)
Loss from discontinuing operations	(1,024)	(524)	(1,751)	(1,008)
Net loss	$(12,585)	$(8,287)	$(21,222)	$(19,406)
Less: redeemable convertible preferred stock dividends	(596)	(153)	(1,181)	(153)
Net loss attributable to common stockholders	$(13,181)	$(8,440)	$(22,403)	$(19,559)
Net loss per share from continuing operations attributable to common stockholders—basic and diluted	$(7.03)	$(4.79)	$(12.14)	$(11.24)
Net loss per share from discontinuing operations attributable to common stockholders—basic and diluted	$(0.59)	$(0.32)	$(1.03)	$(0.61)
Net loss per share attributable to common stockholders—basic and diluted	$(7.62)	$(5.10)	$(13.17)	$(11.85)
Weighted average common stock outstanding—basic and diluted	1,730,210	1,654,127	1,700,596	1,651,053

Other comprehensive loss:
Net loss	$(12,585)	$(8,287)	$(21,222)	$(19,406)
Unrealized gain (loss) on available-for-sale short-term investments	1	(2)	(3)	3
Foreign currency translation loss	—	—	(6)	—
Total comprehensive loss	$(12,584)	$(8,289)	$(21,231)	$(19,403)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	280,000	$29,300	1,670,185	$—	$161,703	$(161,465)	$—	$238
Issuance of common stock upon exercise of stock options	—	—	480	—	4	—	—	4
Vesting of restricted stock units	—	—	2,916	—	—	—	—	—
Surrender of shares for tax withholding	—	—	(1,176)	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	—	—	766	—	—	766
Redeemable convertible preferred stock dividends	—	585	—	—	(585)	—	—	(585)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	(4)	(4)
Foreign currency translation loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,637)	—	(8,637)
Balances at March 31, 2024	280,000	$29,885	1,672,405	$—	$161,876	$(170,102)	$(10)	$(8,236)
Impact of reverse stock split fractional share round-up	—	—	85,345	—	—	—	—	—
Vesting of restricted stock units	—	—	10,392	—	—	—	—	—
Issuance of common stock upon exercise of ESPP	—	—	3,436	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	869	—	—	869
Redeemable convertible preferred stock dividends	—	596	—	—	(596)	—	—	(596)
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(12,585)	—	(12,585)
Balances at June 30, 2024	280,000	$30,481	1,771,578	$—	$162,161	$(182,687)	$(9)	$(20,535)

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity (continued)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	—	$—	1,647,061	$—	$160,309	$(113,741)	$(3)	$46,565
Issuance of common stock upon exercise of stock options	—	—	966	—	12	—	—	12
Vesting of restricted stock units	—	—	1,890	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(11,119)	—	(11,119)
Balances at March 31, 2023	—	$—	1,649,917	$—	$161,477	$(124,860)	$2	$36,619
Issuance of common stock upon exercise of stock options	—	—	2,877	—	46	—	—	46
Issuance of common stock upon exercise of ESPP	—	—	6,019	—	126	—	—	126
Issuance of redeemable convertible preferred stock, net of $1.0 million issuance costs	280,000	18,410	—	—	—	—	—	—
Issuance of warrants, net of $0.4 million issuance costs	—	—	—	—	8,122	—	—	8,122
Redeemable convertible preferred stock dividends	—	153	—	—	(153)	—	—	(153)
Accretion of preferred stock	—	9,590	—	—	(9,590)	—	—	(9,590)
Vesting of restricted stock units	—	—	3,438	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,035	—	—	1,035
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(8,287)	—	(8,287)
Balances at June 30, 2023	280,000	$28,153	1,662,251	$—	$161,063	$(133,147)	$—	$27,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(21,222)	$(19,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	833	557
Amortization of intangible assets	224	225
Amortization of debt discount	109	209
Provision for credit losses	205	420
Stock-based compensation	1,635	2,191
Amortization of operating lease right-of-use assets	920	779
Change in fair value of derivative liabilities	—	(159)
Loss on disposal of property and equipment	150	28
Impairment of net assets held for sale	242	—
Impairment of property and equipment	1,017	—
Change in inventory reserve	1,737	22
Accretion of discount on short-term investments	(196)	(178)
Changes in operating assets and liabilities:
Accounts receivable	3,871	(2,623)
Inventories	616	(1,710)
Deposits, prepaid expenses and other current assets	260	1,469
Accounts payable, accrued payroll and accrued liabilities	(151)	(2,282)
Deferred revenue	46	(1,778)
Operating lease liabilities	956	573
Operating cash flows from discontinuing operations	165	196
Net cash used in operating activities	(8,583)	(21,467)
Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	18,550	19,750
Purchase of property and equipment	(583)	(1,552)
Purchases of short-term investments	(4,586)	(7,157)
Investing cash flows from discontinuing operations	(6)	(72)
Net cash provided by investing activities	13,375	10,969
Cash Flows From Financing Activities:
Payment of employee restricted stock tax withholdings	(12)	—
Payments on finance leases	(38)	(29)
Proceeds from the exercise of common stock options	4	58
Proceeds from the issuance of common stock related to ESPP	12	126
Proceeds from the issuance of preferred stock, net of issuance costs	—	18,410
Proceeds from the issuance of warrants, net of issuance costs	—	8,122
Net cash (used in) provided by financing activities	(34)	26,687
Effect of exchange rate fluctuations on cash held	(6)	—
Net Increase In Cash, Cash Equivalents, and Restricted Cash	4,752	16,189
Cash, cash equivalents, and restricted cash at beginning of period	1,745	30,594
Cash, cash equivalents, and restricted cash at end of period	$6,497	$46,783

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$326	$1,055
Cash paid for taxes	$3	$7
Supplemental Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$28
Redeemable convertible preferred stock dividends	$1,181	$153
Right-of-use-assets obtained in exchange for operating lease liabilities	$1,616	$27,342

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
•
EtonBio Inc., a California corporation (Eton), is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits. Eton met the definition of a discontinuing operation as of June 30, 2024 (Notes 2 and 18).

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

Under Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that its financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of June 30, 2024, the Company had an accumulated deficit of $182.7 million. In June 2021, the Company received $112.5 million in net proceeds upon completion of its IPO, and in June 2023 received $26.4 million in net proceeds from the sale of preferred stock and warrants. The Company has also received $8.0 million in upfront payments and $7.5 million in milestone payments under its collaboration with Pfizer Inc. (see Note 17). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, collaborations, strategic alliances, licensing arrangements and other sources of funding. On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with the Company and MidCap Financial Trust, and (ii) a

Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements, and the extensions of credit thereunder are referred to herein as the 2022 Term Loan and the 2022 Revolving Loan, respectively), with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On August 9, 2022, the Company borrowed $20.0 million under the terms of the 2022 Term Loan Agreement. As of September 30, 2023, the Company was not in compliance with the minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, MidCap required the Company to repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and the parties subsequently entered into Amendment No. 3 to Credit Security and Guaranty Agreement (Amendment No. 3) on November 24, 2023, which amended the 2022 Loan Agreements. As of June 30, 2024, the Company was in compliance with the covenants under the amended 2022 Loan Agreements. The Company intends to seek additional financing, however, the Company may not be able to raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining sufficient additional funding. Financings, if available, may be on terms that are dilutive to stockholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of its common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently are insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Quarterly Report. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On May 2, 2024, the Company filed a Certificate of Amendment (the Reverse Stock Split Amendment) to the Company’s Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-18 Reverse Stock Split of the Company's common stock (the Reverse Stock Split), which became effective on May 9, 2024. The Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, which remains at 100,000,000, and did not change the par value of the common stock, which remains at $0.0001 per share. As a result of the Reverse Stock Split, every eighteen shares of the common stock were combined into one issued and outstanding share of common stock and no fractional shares were issued. Instead, to any holder who would have otherwise been entitled to receive a fractional share of common stock, the Company issued such holder an additional fractional share, such that, when combined with the fractional share otherwise issuable as a result of the Reverse Stock Split, equaled a whole share of common stock.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, condensed consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2023 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Assets Held for Sale and Discontinuing Operations

In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinuing operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinuing operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.

The Company’s Eton subsidiary met the definition of a discontinuing operation as of June 30, 2024. Accordingly, the Company has classified the results of Eton as discontinuing operations in its unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. All assets and liabilities associated with Eton were classified as assets and liabilities of discontinuing operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 18, “Assets held for Sale and Discontinuing Operations”.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company separately presented interest income and interest expense that had previously been combined as “Interest expense, net” on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023. The Company also separately presented the provision for credit losses line on the condensed consolidated statement of cash flows, which had previously been combined with the change in accounts receivable. These reclassifications had no impact on net loss for the three and six months ended June 30, 2023 or net cash used in operating activities for the six months ended June 30, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,397	$1,570
Restricted cash	100	175
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$6,497	$1,745

Accounts Receivable

Accounts receivable is comprised of amounts due from third-party payors recorded at the invoice amount and does not bear interest. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for credit losses. The Company reviews accounts receivable on an ongoing basis to determine collectability. The Company maintains an allowance for credit losses based on its assessment of the collectability of the amounts owed to the Company by its customers. The Company considers the following in determining the level of allowance required: its customer’s payment history, the age of the receivable, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. Net accounts receivable amounted to $1.3 million and $5.4 million as of June 30, 2024 and December 31, 2023, respectively. Net accounts receivable include an allowance for credit losses of $1.0 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively, for those accounts deemed uncollectible by the Company. The allowance for credit losses consists of the following activity (in thousands):

Allowance for credit losses at December 31, 2023	$1,197
Provision for credit losses	205
Write-offs	(397)
Allowance for credit losses at June 30, 2024	$1,005

Allowance for credit losses at December 31, 2022	$311
Provision for credit losses	420
Write-offs	—
Allowance for credit losses at June 30, 2023	$731

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This standard is effective for annual financial reporting in fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statement disclosures.

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

3.
FAIR VALUE MEASUREMENT

The following tables summarize the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise money market funds, commercial paper, U.S. government securities, corporate debt securities and the contingent put option liability (in thousands):

	Fair value measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$4,091	$—	$—	$4,091
U.S. government securities	—	3,567	—	3,567
Corporate debt securities	—	250	—	250
Total	$4,091	$3,817	$—	$7,908

Liabilities
Contingent put option liability	$—	$—	$36	$36
Total	$—	$—	$36	$36

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6	$—	$—	$6
Commercial paper	—	6,407	—	6,407
U.S. government securities	—	8,943	—	8,943
Corporate debt securities	—	2,238	—	2,238
Total	$6	$17,588	$—	$17,594

Liabilities
Contingent put option liability	$—	$—	$36	$36
Total	$—	$—	$36	$36

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other (expense) income, net as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of both June 30, 2024 and December 31, 2023, the adjusted market rate of debt was 12.48%, and the probability of default was 45%. A significant change in those inputs could cause a significant change in valuation.

The following table provides a roll-forward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2023	$36
Change in fair value	—
Fair value at June 30, 2024	$36

Contingent Put Option Liability
Fair value at December 31, 2022	$367
Change in fair value	(159)
Fair value at June 30, 2023	$208

4.
INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
U.S. Government securities	$3,569	$—	$(2)	$3,567
Corporate debt securities	251	—	(1)	250
Total	$3,820	$—	$(3)	$3,817

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$6,407	$1	$(1)	$6,407
U.S. Government securities	8,938	6	(1)	8,943
Corporate debt securities	2,237	1	—	2,238
Total	$17,582	$8	$(2)	$17,588

As of June 30, 2024 and December 31, 2023, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of June 30, 2024 and December 31, 2023, the Company reviewed its investment portfolio for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. In determining whether the decline in fair value of these securities was related to a credit loss, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three and six months ended June 30, 2024 and 2023, the Company concluded that there were no impairments related to credit losses for its investments in securities.

5.
INVENTORY

Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or net realizable value. The components of inventory are as follows at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$381	$1,711
Work in process and sub-assemblies	89	1,031
Finished goods	887	968
Total	$1,357	$3,710

The inventory reserve was $2.5 million at June 30, 2024 and $0.8 million at December 31, 2023.

6.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$4,934	$4,597
Furniture and fixtures	308	908
Computer hardware and software	2,222	2,395
Leasehold improvements	145	332
Construction in progress	90	586
Total	7,699	8,818
Less: Accumulated depreciation and amortization	(3,301)	(2,520)
Total property and equipment, net	$4,398	$6,298

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.4 million and $0.3 million respectively, and depreciation expense for the six months ended June 30, 2024 and 2023 was $0.8 million and $0.6 million respectively, and is included in operating expenses. As of June 30, 2024, the Company recorded an impairment charge of $1.0 million to write down to fair value certain property and equipment used in its corporate headquarters. The Company determined the net book value of such assets exceeded their fair value as a result of idle nature and the high likelihood the assets would be sold or abandoned significantly before the end of their previously estimated useful life. There was no impairment recorded during the three and six months ended June 30, 2023.

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

The Company currently has two reporting units: Telesis Bio and Eton. Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2023, the decrease to the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, and the early repayment of $15.0 million under the 2022 Term Loan Agreement lead the Company to conclude it was more likely than not that the fair value of one or more reporting units was below its carrying amount. A quantitative goodwill assessment was then performed for both of the Company's reporting units using a combination of techniques, including an income approach and a market-based approach. Based on the results of the quantitative goodwill assessment for the Eton reporting unit, the Company recorded an impairment charge of $11.4 million to reduce that reporting unit's carrying amount of goodwill to zero. Based on the results of the quantitative goodwill assessment for the Telesis Bio reporting unit, there was no impairment to that reporting unit's goodwill balance of $3.5 million as of December 31, 2023. Should the market value of the Company’s common stock decline, additional impairment charges may be recorded in the future. For the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment of goodwill.

Other Intangible Assets

Other intangible assets acquired in the sale of SGI-DNA to GATTACA Mining, LLC include the rights to technology and the SGI-DNA trade name. The technology was valued at approximately $3.2 million with a seven year useful life. The Company evaluated its other intangible assets and concluded that there was no impairment during the three and six month periods ended June 30, 2024 and 2023.

Other intangible assets, net consists of the following (in thousands):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,400)	$750
Total	$3,150	$(2,400)	$750

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,176)	$974
Total	$3,150	$(2,176)	$974

Amortization expense for each of the three months ended June 30, 2024 and 2023 was approximately $0.1 million, and amortization expense for each of the six months ended June 30, 2024 and 2023 was approximately $0.2 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of June 30, 2024 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2024 (remaining six months)	$225
2025	450
2026	75
Total	$750

8.
LEASES

As of June 30, 2024, the Company had three outstanding leases for office and laboratory space and scientific manufacturing equipment with remaining terms between approximately one and nine years. The Company has also entered into certain short-term leases with a term of one year or less. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California (the Wateridge Pointe Lease), and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street terminated upon the occupancy of office and laboratory space at 10431 Wateridge Circle in March 2023. The Wateridge Pointe Lease provides for a tenant improvement allowance for the renovation and build-out of the facilities up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements under Accounting Standards Codification (ASC) 842 guidance. Combined rent for the two buildings under the Wateridge Pointe Lease is approximately $3.9 million per year, subject to annual increases of 3%. The Wateridge Pointe Lease provides for a 10 year and 3 month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street occurred in the first quarter of 2023. Occupancy and commencement of the 10421 Wateridge Circle lease occurred in the second quarter of 2023.

In January 2024, the Company signed a first amendment to the Wateridge Pointe Lease for its corporate headquarters located at 10421 and 10431 Wateridge Circle (the 2024 First Amendment). Under the 2024 First Amendment, the landlord shall apply the existing security deposit of $0.4 million toward the base rent for the six-month period January 1 through June 30, 2024, with the $1.5 million balance of the base rent during that period abated. Under the 2024 First Amendment, escalating base rent payments will be $0.4 million to $0.5 million per month from July 2024 through July 2033 (Note 19).

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

Summary of Lease Cost

The components of lease cost under ASC 842 are as follows (in thousands):

	June 30,
	2024	2023
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use asset	$66	$14
Interest on finance lease liabilities	10	1
Operating lease costs	2,349	1,846
Variable lease cost	704	520
Short term lease cost	7	208
Lease costs included in discontinuing operations	461	533
Total lease cost	$3,597	$3,122

Supplemental disclosure of cash flow information related to leases is as follows (in thousands):

	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$473	$494
Operating cash flows from finance leases	$10	$1
Financing cash flows from finance leases	$38	$29

The weighted-average remaining lease term and discount rate were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term
Finance leases	2 years	2.5 years
Operating leases	9 years	9.2 years
Weighted-average discount rate
Finance leases	8.8%	8.8%
Operating leases	9.8%	9.7%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of June 30, 2024 (in thousands) (Note 19):

Years Ending December 31,	Operating	Finance
2024 (remaining six months)	$2,251	$83
2025	4,570	99
2026	4,707	57
2027	4,848	—
2028	4,994	—
Thereafter	24,450	—
Total future minimum lease payments	45,820	239
Less: imputed interest	(15,766)	(18)
Present value of lease liability	30,054	221

Less: current portion of lease liability	(1,676)	(118)
Non-current portion of lease liability	$28,378	$103

9.
NOTES PAYABLE

As of June 30, 2024 and December 31, 2023, the notes payable on the condensed consolidated balance sheets pertains to the 2022 Term Loan with MidCap Financial Trust and consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal amount of notes payable	$5,000	$5,000
Less: Current portion of notes payable	—	—
Notes payable, net of current portion	5,000	5,000
Accrued interest	—	100
Final debt payment liability	750	750
Debt discount and financing costs, net of accretion	(472)	(581)
Notes payable, net of discount and current portion	$5,278	$5,269

Accrued interest of $52 thousand was included in accounts payable as of June 30, 2024.

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

On November 24, 2023, the Company entered into Amendment No. 3 to the 2022 Loan Agreements (Amendment No. 3). The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant MidCap a warrant to purchase 15,278 shares of common stock at an exercise price per share equal to the 10-day volume weighted average price of the Company's common stock immediately prior to the date of Amendment No. 3. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan Agreement, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan Agreement to 1%, (iv) froze any future extensions of credit under the 2022 Revolving Loan Agreement and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The 2022 Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the 2022 Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the six months ended June 30, 2024, the effective interest rate on outstanding borrowings was approximately 17.01%.

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

The Company may borrow, repay and reborrow the 2022 Revolving Loan until August 1, 2027, at which time the revolving commitments will terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the 2022 Revolving Loan may be used for working capital needs and general corporate purposes. As of June 30, 2024, no amount of the 2022 Revolving Loan was outstanding under the 2022 Revolving Loan Agreement. On November 24, 2023, MidCap froze any future extensions of credit under the 2022 Revolving Loan Agreement due to the event of default discussed above.

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

The 2022 Loan Agreements, as amended, contain customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the 2022 Loan Agreements.

The 2022 Loan Agreements, as amended, contain customary events of default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the SEC and listed for trading on the Nasdaq Stock Market, and a material adverse change default.

Upon the occurrence and during the continuance of an event of default under the 2022 Loan Agreements, as amended, the respective administrative agent, if requested by the respective lenders, may, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the applicable agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the applicable agreement. The 2022 Loan Agreements provide that, under certain circumstances, a default interest rate will apply on all obligations under such agreement during the existence of an event of default, at a per annum rate equal to 2.0% above the applicable interest rate.

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability is classified as a derivative liability on the consolidated balance sheet. As of June 30, 2024, the estimated fair value of the contingent put option liability was $36 thousand, which was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant (Note 3).

As of June 30, 2024, the estimated future principal payments due were as follows (Note 19):

June 30, 2024
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

As of June 30, 2024, no dividends have been declared or distributed to any stockholders, and the Company has accrued dividends through June 30, 2024 totaling $2.5 million.

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

Registration Rights

In connection with the issuance of Redeemable Convertible Preferred Stock, the Company also entered into a Registration Rights Agreement (the Registration Rights Agreement) and pursuant to its terms, filed a registration statement on Form S-3 with the SEC on July 27, 2023 (File No. 333-273491) covering the resale of shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock (the Registration Statement). Among other requirements, the Company is required to use its commercially reasonable efforts to keep the Registration Statement continuously effective until the date that the Registrable Securities (as defined in the Registration Rights Agreement) are no longer Registrable Securities. Upon an event of default and on each monthly anniversary of the default, until cured, the Company is required to pay to each holder of Redeemable Convertible Preferred Stock an amount of liquidated damages in cash, equal to the product of 1.5% multiplied by the aggregate price paid by such holder for the purchase of Redeemable Convertible Preferred Stock. The maximum aggregate liquidated damages payable will be equal to 6% of the aggregate price paid for the purchase of Redeemable Convertible Preferred Stock. Based on the aggregate purchase price for the Company's outstanding shares of Redeemable Convertible Preferred Stock, the maximum aggregate liquidated damages, should an event of default occur in the future, is $1.7 million (Note 19).

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

Conversion

Each share of Redeemable Convertible Preferred Stock is convertible, at the option of the holder, at any time and from time to time, into such number of shares of common stock as is determined by dividing the Accrued Value by the Conversion Price (defined below) in effect at the time of conversion. The Conversion Price is initially equal to $42.5394 per share. If at any time following the third anniversary of the issue date, the closing sale price of the Company’s common stock exceeds 250% of the Conversion Price for 30 consecutive trading days, then the Company has the right to require conversion of the Redeemable Convertible Preferred Stock, in whole or in part, at the then effective conversion rate.

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

Accordingly, the Company has classified all shares of Redeemable Convertible Preferred Stock as mezzanine equity in the accompanying financial statements as of June 30, 2024 and December 31, 2023.

Redeemable Convertible Preferred Stock consisted of the following as of June 30, 2024 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$30,481	$30,481
Total	280,000	280,000		$30,481	$30,481

Redeemable Convertible Preferred Stock consisted of the following as of December 31, 2023 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$29,300	$29,300
Total	280,000	280,000		$29,300	$29,300

12.
WARRANTS

Common Stock Warrants

On June 5, 2023, the Company issued warrants to purchase a total of 329,109 shares of common stock to investors in connection with the Agreement described in Note 11 (the Short-Term Warrants). Each Short-Term Warrant has an exercise price of $46.7928 per share and has a two-year term from the date of issuance. Each Short-Term Warrant had a grant date fair value of $3.60. The Short-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued warrants to purchase a total of 658,216 shares of common stock to investors in connection with the Agreement described in Note 11 (the Long-Term Warrants). Each Long-Term Warrant has an exercise price of $46.7928 per share and has a seven-year term from the date of issuance. Each Long-Term Warrant had a grant date fair value of $10.98. The Long-Term Warrants meet the criteria for permanent equity classification.

On June 5, 2023, the Company issued warrants to purchase a total of 19,749 shares of common stock as consideration for advisory services in connection with the Agreement described in Note 11 (the Additional Warrants). Each Additional Warrant has an exercise price of $53.1738 per share and has a five-year term from the date of issuance. Each Additional Warrant had a grant date fair value of $8.10. The Additional Warrants meet the criteria for permanent equity classification.

On November 24, 2023, in connection with the 2022 Term Loan Agreement, as amended, described in Note 9, the Company issued a warrant to purchase a total of 15,278 shares of common stock (MidCap Warrant). The MidCap Warrant has an exercise price of $7.20 per share, and a ten-year term from the date of issuance. The MidCap Warrant had a grant date fair value of $4.86 per share. The MidCap Warrant meets the criteria for permanent equity classification.

As of June 30, 2024 and December 31, 2023, warrants to purchase an aggregate of 1,022,352 shares of common stock were issued and outstanding.

13.
STOCK-BASED COMPENSATION

For the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $0.9 million, $1.0 million, $1.6 million and $2.2 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

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

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s board of directors or its compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 194,445 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 136,665 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 Plan at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases, beginning on January 1, 2022 and on each January 1 thereafter by the lesser of (i) 875,000 shares, (ii) 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the Company’s board of directors or a designated committee thereof. As of June 30, 2024, the number of shares of common stock reserved for issuance under the 2021 SIP was 193,804.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the six months ended June 30, 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2023	314,757	$34.22	8.5	$1
Options granted	34,139	7.25
Options exercised	(480)	7.02
Options cancelled	(31,738)	23.60
Balances at June 30, 2024	316,678	$32.42	8.2	$—
Vested and expected to vest at June 30, 2024	301,642	$32.30	8.2	$—
Exercisable at June 30, 2024	140,004	$42.10	7.6	$—

There were 34,139 options granted during the six months ended June 30, 2024. The weighted average grant date calculated fair value of options granted during the six months ended June 30, 2024 was $4.08 per share. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $2 thousand and $94 thousand, respectively.

The calculated value of option grants during the six months ended June 30, 2024 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended
June 30, 2024
Risk free interest rate	4.4%
Expected dividend yield	—%
Expected term	6.0 years
Expected volatility	55.2%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the six months ended June 30, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	32,741	$48.26
Granted	15,984	6.56
Vested	(13,308)	44.66
Cancelled	(863)	103.35
Unvested at June 30, 2024	34,554	$28.98

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 19,445. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 58,334 shares of common stock, (ii) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of June 30, 2024, the number of shares of common stock that may be issued under the ESPP is 45,060.

For the six months ended June 30, 2024, 3,436 shares of common stock were issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$686	$751	$1,253	$1,751
Restricted stock units	179	266	372	392
Employee stock purchase plan	4	18	10	48
Total	$869	$1,035	$1,635	$2,191

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$89	$160	$185	$459
Sales and marketing	12	67	21	233
General and administrative	768	808	1,429	1,499
Total	$869	$1,035	$1,635	$2,191

As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $3.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

Registration Rights

In connection with the issuance of Redeemable Convertible Preferred Stock, the Company also entered into a Registration Rights Agreement (the Registration Rights Agreement) and pursuant to its terms, filed a registration statement on Form S-3 with the SEC on July 27, 2023 (File No. 333-273491) covering the resale of shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock (the Registration Statement). Among other requirements, the Company is required to use its commercially reasonable efforts to keep the Registration Statement continuously effective until the date that the Registrable Securities (as defined in the Registration Rights Agreement) are no longer Registrable Securities. Upon an event of default and on each monthly anniversary of the default, until cured, the Company is required to pay to each holder of Redeemable Convertible Preferred Stock an amount of liquidated damages in cash, equal to the product of 1.5% multiplied by the aggregate price paid by such holder for the purchase of Redeemable Convertible Preferred Stock. The maximum aggregate liquidated damages payable will be equal to 6% of the aggregate price paid for the purchase of Redeemable Convertible Preferred Stock. Based on the aggregate purchase price for the Company's outstanding shares of Redeemable Convertible Preferred Stock, the maximum aggregate liquidated damages, should an event of default occur in the future, is $1.7 million (Note 19).

15.
NET LOSS PER SHARE

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(11,561)	$(7,763)	$(19,471)	$(18,398)
Net loss from discontinuing operations	(1,024)	(524)	(1,751)	(1,008)
Less: Redeemable Convertible Preferred Stock Dividends	(596)	(153)	(1,181)	(153)
Net loss attributable to common stockholders	$(13,181)	$(8,440)	$(22,403)	$(19,559)
Denominator:
Weighted average common stock outstanding - basic and diluted	1,730,210	1,654,127	1,700,596	1,651,053
Net loss per share from continuing operations attributable to common stockholders—basic and diluted	$(7.03)	$(4.79)	$(12.14)	$(11.24)
Net loss per share from discontinuing operations attributable to common stockholders—basic and diluted	$(0.59)	$(0.32)	$(1.03)	$(0.61)
Net loss per share attributable to common stockholders - basic and diluted	$(7.62)	$(5.10)	$(13.17)	$(11.85)

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

	June 30,
	2024	2023
Stock options to purchase common stock	316,678	319,725
Restricted stock units that vest into common stock	34,554	22,565
Shares issuable under employee stock purchase plan	—	5,942
Warrants to purchase common stock	1,022,352	1,007,067
Redeemable Convertible Preferred Stock (as converted to common stock)	716,530	661,820
Total	2,090,114	2,017,119

16.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the six months ended June 30, 2024 and 2023.

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

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. To date, the Company has achieved technical milestones associated with the research plan and recognized revenue associated with the milestone achievements totaling $7.5 million. As of June 30, 2024 no other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three and six months ended June 30, 2024, the Company did not recognize any revenue related to the Pfizer Agreement. During the three and six months ended June 30, 2023, the Company recognized $3.5 million and $4.4 million, respectively, of revenue related to the Pfizer Agreement. As of June 30, 2024 and December 31, 2023, there was no deferred revenue related to the Pfizer Agreement.

18.
ASSETS HELD FOR SALE AND DISCONTINUING OPERATIONS

The Company has made a strategic decision to sell its subsidiary, Eton. The sale is expected to be completed during the fiscal quarter ending September 30, 2024. Upon closing of the sale, the Company will deconsolidate the assets and liabilities of Eton. As of June 30, 2024, Eton met the held for sale criteria and is reflected as a discontinued operation in the consolidated financial statements for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities held for sale in the Company's condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Because the carrying value of the net assets of Eton exceeds the estimated fair value, the Company determined that Eton's held for sale net assets had been impaired. After performing quantitative testing, in which the Company used the expected consideration of $1.4 million as the fair value of the underlying net assets, the Company recorded a $0.2 million impairment of the net assets. The impairment loss has been included in the loss from discontinuing operations in the accompanying condensed consolidated financial statements.

The Company's condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows report discontinuing operations separate from continuing operations. The Company's condensed consolidated statement of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity combines continuing and discontinuing operations. A summary of financial information related to the Company's discontinuing operations is as follows.

The following table presents the results of the discontinuing operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$1,133	$1,648	$2,384	$3,286

Cost of revenue	999	920	1,911	1,830
Research and development	535	666	1,101	1,294
Sales and marketing	52	168	165	300
General and administrative	329	418	716	870
Impairment of net assets held for sale	242	—	242	—
Loss from discontinuing operations	$(1,024)	$(524)	$(1,751)	$(1,008)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinuing operations for each of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Carrying amounts of assets of disposal group held for sale
Current assets:
Accounts receivable, net of allowance for credit losses of $159 and $90 at June 30, 2024 and December 31, 2023, respectively	$693	$575
Inventory, net	269	315
Prepaid expenses and other current assets	11	—
Total current assets of disposal group held for sale	973	890
Property and equipment, net	820	1,002
Right-of-use assets	1,171	1,331
Other long-term assets	39	53
Other intangible assets, net	360	393
Less: expected loss on sale of discontinuing operations	(242)	—
Total assets of disposal group held for sale	$3,121	$3,669
Carrying amounts of liabilities of disposal group held for sale
Current liabilities:
Accounts payable	$115	$119
Accrued employee expenses	319	314
Operating lease liability, current portion	341	320
Other accrued liabilities	82	66
Other current liabilities	40	49
Total current liabilities of disposal group held for sale	897	868
Operating lease liability, net of current portion	874	1,050
Total liabilities of disposal group held for sale	$1,771	$1,918
Net assets of disposal group held for sale	$1,350	$1,751

The accompanying unaudited condensed consolidated statements of cash flows includes depreciation and amortization for the discontinuing operations of approximately $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, as well as purchases of fixed assets of $6 thousand and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

19.
SUBSEQUENT EVENTS

Leases

In July 2024, the Company signed a second amendment to the Wateridge Pointe Lease for its corporate headquarters located at 10421 and 10431 Wateridge Circle (the 2024 Second Amendment). Under the 2024 Second Amendment, the lease term expiration date with respect to the 10431 premises will be December 31, 2024, with the Company surrendering the property to the landlord on or before October 31, 2024. Base rent under the 2024 Second Amendment will be $0.6 million per month from July 2024 through December 2024, followed by escalating base rent payments of $0.1 million per month from January 1, 2025 through July 5, 2033. Additionally, the security deposit, which had previously been applied to monthly base rent in accordance with the 2024 First Amendment, was increased to $0.3 million.

Notes Payable

In July 2024, the Company entered into promissory notes (the 2024 Shareholder Notes) with two shareholders, Novalis Lifesciences II, LP (Novalis) and Northpond Ventures III, LP (Northpond), and together with Novalis, the Lenders), pursuant to which the aggregate principal amount borrowed under the 2024 Shareholder Notes was $5.8 million. The principal amount borrowed under the 2024 Shareholder Notes will bear interest at the rate of 12.00% per annum. Each of the Lenders, along with their affiliates, are beneficial owners of more than 10% of the Company’s common stock.

Contemporaneously with the execution and delivery of the 2024 Shareholder Notes, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2022 Term Loan and the 2022 Revolving Loan with MidCap Financial Trust (Note 9). The Company’s payment under the 2022 Term Loan Agreement was approximately $5.8 million.

Contemporaneously with the execution and delivery of the 2024 Shareholder Notes, the lenders and the Company also entered into a side letter agreement (Director Designation Side Letter), pursuant to which the Company has agreed to, among other items, (i) increase the size of its board of directors to 13 directors, (ii) appoint five individuals nominated by the Lenders (the Lender Nominees) to the Company’s board of directors, and, subject to the applicable stockholder vote, ensure that the Lender Nominees otherwise remain on the board, (iii) appoint replacement directors nominated by the Lenders in the event a Lender Nominee ceases to serve as a director (subject to the Lenders, along with their affiliates, continuing to collectively beneficially own at least 10% of the Company’s outstanding common stock), and (iv) ensure that at least a majority of the Nominating and Corporate Governance Committee of the board of directors consists of Lender Nominees or their replacements, subject to the aforementioned 10% ownership requirement.

In connection with the 2024 Shareholder Notes, the Company also entered into a registration rights waiver agreement, with the Lenders (the Waiver Agreement), pursuant to which the lenders waived certain rights contained in the Registration Rights Agreement. Pursuant to the Waiver Agreement, the lenders agreed, on behalf of themselves and the other holders of Redeemable Convertible Preferred Stock, to, among other items, defer payment of liquidated damages and waive accrued interest during such deferral periods due to the holders of the Redeemable Convertible Preferred Stock until the earlier of (i) the date that is 60 days following the end of the Company’s first fiscal quarter in which it becomes cash flow positive, (ii) the date on which the Company consummates a merger-like transaction, or (iii) the date on which the Company consummates a debt or equity financing in which the gross proceeds to the Company is greater than or equal to $5.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Telesis Bio Inc. and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K (the Annual Report) filed with the Securities and Exchange Commission (the SEC) on March 29, 2024 . Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. From our commercial launch through June 30, 2024, we have placed approximately 300 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2023, our customer base was composed of approximately 500 customers and included 17 of the 25 largest biopharmaceutical companies in the world ranked by 2023 revenue. Our customer base also includes leading academic research institutions, government institutions, contract research organizations and synthetic biology companies.

We estimate that our 2023 product and service sales mix statistics were as follows:

•
Sales mix: 41% BioXp systems, 20% BioXp kits, and 39% services.
•
Geographic mix: 77% North America, 14% Europe/Middle East/Africa and 9% Asia Pacific.
•
Distribution mix: 90% direct sales and 10% distributors.

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements (the 2022 Loan Agreements) (defined below) with MidCap Financial Trust and MidCap Funding IV Trust (collectively, MidCap), $15.0 million of which was used to repay the loans from Silicon Valley Bank. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default. We have also received approximately $5.85 million pursuant to the 2024 Shareholder Notes.

We have incurred significant operating losses since our inception. During the six months ended June 30, 2024 and 2023, our revenue was $3.7 million and $11.7 million, respectively. As of June 30, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $10.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $21.2 million and $19.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $182.7 million.

We expect that our cash, cash equivalents, restricted cash and short-term investments of $10.3 million as of June 30, 2024 will not be sufficient to fund our operating expenses for at least twelve months from the date our financial statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources” and “Going Concern” below.

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

We have made the strategic decision to divest Eton. Upon closing of any sale, we will deconsolidate the assets and liabilities of Eton. As of June 30, 2024, Eton met the held for sale criteria and is reflected as a discontinuing operation in the condensed consolidated financial statements for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 18, "Assets Held for Sale and Discontinuing Operations" to the unaudited condensed consolidated financial statements to this Quarterly Report on Form 10-Q for additional information.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other (expense) income, net in our condensed consolidated statements of operations and comprehensive loss. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. At June 30, 2024, the contingent put option liability is listed as a derivative liability on our condensed consolidated balance sheet.

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

Discontinuing Operations

Loss from discontinuing operations consists of the results of our subsidiary Eton, which met the held for sale criteria and is reflected as a discontinued operation in the condensed consolidated financial statements for all periods presented

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and six months ended June 30, 2024 and 2023. Certain financial results (revenues and expenses) relating to the divestment of Eton are reflected in Note 18, “Assets Held for Sale and Discontinuing Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue
Product revenue	$841	$2,670	$(1,829)
Service revenue	—	65	(65)
Collaboration revenue	—	3,462	(3,462)
Royalties and other revenue	709	807	(98)
Total revenue	1,550	7,004	(5,454)
Cost of revenue	2,349	2,039	310
Gross (loss) profit	(799)	4,965	(5,764)
Operating expenses:
Research and development	2,470	3,921	(1,451)
Sales and marketing	1,698	3,192	(1,494)
General and administrative	5,507	5,294	213
Impairment of property and equipment	1,017	—	1,017
Total operating expenses	10,692	12,407	(1,715)
Loss from operations	(11,491)	(7,442)	(4,049)
Other (expense) income, net:
Interest income	160	374	(214)
Interest expense	(214)	(707)	493
Change in fair value of derivative liabilities	—	19	(19)
Other expense, net	(15)	(3)	(12)
Total other expense, net	(69)	(317)	248
Loss before provision for income taxes	(11,560)	(7,759)	(3,801)
Provision for income taxes	(1)	(4)	3
Loss from continuing operations	(11,561)	(7,763)	(3,798)
Loss from discontinuing operations	(1,024)	(524)	(500)
Net loss	$(12,585)	$(8,287)	$(4,298)

Revenue

Revenue for the three months ended June 30, 2024 was $1.6 million compared to $7.0 million for the three months ended June 30, 2023. The decrease of $5.5 million was attributable to a decrease in product revenue of $1.8 million, a decrease in collaboration revenue of $3.5 million, and a decrease in royalty and other revenue of $0.1 million. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments decreased by $1.6 million, and revenue from BioXp kits decreased by $0.2 million. Collaboration revenue decreases were driven by the completion of deferred revenue amortization during the fourth quarter of 2023 for the $8.0 million up-front payment from our Pfizer contract, and $2.5 million from a milestone that was achieved during the three months ended June 30, 2023.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 was $2.3 million, compared to $2.0 million for the three months ended June 30, 2023. The $0.3 million decrease was primarily driven by a $1.7 million increase to our inventory reserve, partially offset by a decrease in product revenues of $1.8 million. Our gross margin percentage was (52%) and 71% of total revenues for the three months ended June 30, 2024 and 2023, respectively. The unfavorable change in gross margin percentage was mainly due to a decrease in revenue from collaboration research programs, a greater number of the higher margin BioXp 9600 and 3250 systems sold during the second quarter of 2023, compared to the second quarter of 2024, and the increase to our inventory reserve.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 were $2.5 million, compared to $3.9 million for the three months ended June 30, 2023. The $1.5 million decrease was primarily due to lower personnel expenses, lab supplies expense, and stock-based compensation. Personnel expenses decreased by $1.1 million as we decreased our headcount during the second half of 2023. Lab supplies expense, decreased by $0.3 million, primarily due to general cost reduction efforts during the second half of 2023. Stock-based compensation decreased by $0.1 million as a result of the aforementioned headcount reductions.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2024 were $1.7 million, compared to $3.2 million for the three months ended June 30, 2023. The $1.5 million decrease was primarily attributable to lower personnel expenses, provision for credit losses, travel and entertainment costs, and tradeshow costs. Personnel expenses decreased by $0.9 million as we decreased our headcount during the second half of 2023 and accrued commissions on decreased sales. Provision for credit losses decreased by $0.2 million due to improved collections of accounts receivable. Travel and entertainment expenses decreased by $0.1 million as a result of the aforementioned headcount reductions. Trade show costs decreased by $0.1 million due to general cost reduction efforts.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $5.5 million, compared to $5.3 million for the three months ended June 30, 2023. The $0.2 million increase was primarily attributable to higher personnel expenses, facilities expense, and legal and accounting fees, offset by lower consulting expenses. Personnel expenses increased by $0.2 million due to severance costs, offset by salary reductions from reduced headcount. Facilities expense increased by $0.2 million as a smaller portion of our lease costs were allocated to research and development and sales and marketing due to the more significant headcount reductions in those areas. Legal and accounting expenses increased by $0.1 million due to services related to our reverse stock split. These increases to general and administrative expenses were offset by a $0.2 million decrease to consulting and professional services, primarily due to general cost reduction efforts during the second half of 2023.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 was a net expense of $0.1 million, compared to $0.3 million for the three months ended June 30, 2023. Interest expense decreased by $0.5 million as a result of the repayment of $15 million of long-term debt during the fourth quarter of 2023. Interest income decreased by $0.2 million due to lower cash and investment balances.

Discontinuing Operations

Loss from discontinuing operations for the three months ended June 30, 2024 was $1.0 million, compared to $0.5 million for the three months ended June 30, 2023. The $0.5 million increase was primarily due to a $0.5 million decrease in revenue from $1.6 million to $1.1 million, and a $0.2 million impairment charge.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue
Product revenue	$2,105	$5,671	$(3,566)
Service revenue	—	101	(101)
Collaboration revenue	—	4,424	(4,424)
Royalties and other revenue	1,634	1,486	148
Total revenue	3,739	11,682	(7,943)
Cost of revenue	3,431	3,934	(503)
Gross profit	308	7,748	(7,440)
Operating expenses:
Research and development	4,829	8,414	(3,585)
Sales and marketing	3,260	6,867	(3,607)
General and administrative	10,481	10,396	85
Impairment of property and equipment	1,017	—	1,017
Total operating expenses	19,587	25,677	(6,090)
Loss from operations	(19,279)	(17,929)	(1,350)
Other (expense) income, net:
Interest income	388	764	(376)
Interest expense	(431)	(1,346)	915
Change in fair value of derivative liabilities	—	159	(159)
Other expense, net	(146)	(39)	(107)
Total other expense, net	(189)	(462)	273
Loss before provision for income taxes	(19,468)	(18,391)	(1,077)
Provision for income taxes	(3)	(7)	4
Loss from continuing operations	(19,471)	(18,398)	(1,073)
Loss from discontinuing operations	(1,751)	(1,008)	(743)
Net loss	$(21,222)	$(19,406)	$(1,816)

Revenue

Revenue for the six months ended June 30, 2024 was $3.7 million compared to $11.7 million for the six months ended June 30, 2023. The decrease of $7.9 million was attributable to a decrease in product revenue of $3.6 million, and a decrease in collaboration revenue of $4.4 million, partially offset by an increase in royalty and other revenue of $0.1 million. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments decreased by $3.2 million, and revenue from BioXp kits decreased by $0.4 million. Collaboration revenue decreases were driven by the completion of deferred revenue amortization during the fourth quarter of 2023 for the $8.0 million up-front payment from the Pfizer Agreement, and $2.5 million from a milestone that was achieved during the second quarter of 2023.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2024 was $3.4 million, compared to $3.9 million for the six months ended June 30, 2023. The $0.5 million decrease was primarily driven by a decrease in product revenues of $3.6 million, partially offset by a $1.7 million increase to our inventory reserve. Our gross margin percentage was 8% and 66% of total revenues for the six months ended June 30, 2024 and 2023, respectively. The unfavorable change in gross margin percentage was mainly due to a decrease in revenue from collaboration research programs, a greater number of the higher margin BioXp 9600 and 3250 systems sold during the first six months of 2023, compared to the first six months of 2024, and the increase to our inventory reserve.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 were $4.8 million, compared to $8.4 million for the six months ended June 30, 2023. The $3.6 million decrease was primarily due to lower personnel expenses, lab supplies expense, consulting and professional services, and stock-based compensation. Personnel expenses decreased by $2.4 million as we decreased our headcount during the second half of 2023. Lab supplies, as well as consulting and professional services, decreased by $0.6 million and $0.3 million, respectively, primarily due to general cost reduction efforts during the second half of 2023. Stock-based compensation decreased by $0.2 million as a result of the aforementioned headcount reductions.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2024 were $3.3 million, compared to $6.9 million for the six months ended June 30, 2023. The $3.6 million decrease was primarily attributable to lower personnel expenses, travel and entertainment costs, provision for credit losses, consulting, and stock-based compensation. Personnel expenses decreased by $2.4 million as we decreased our headcount during the second half of 2023 and accrued commissions on decreased sales. Travel and entertainment expenses, consulting, and stock-based compensation decreased by $0.3 million, $0.1 million, and $0.1 million, respectively, as a result of the aforementioned headcount reductions. Provision for credit losses decreased by $0.2 million due to improved collections of accounts receivable.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were $10.5 million, compared to $10.4 million for the six months ended June 30, 2023. the $0.1 million increase was primarily attributable to increased facilities expenses, offset by lower consulting and professional services and stock-based compensation. Facilities expense increased by $0.8 million as a smaller portion of our lease costs were allocated to research and development and sales and marketing due to the more significant headcount reductions in those areas. These increases to general and administrative expenses were offset by a $0.5 million decrease to consulting and professional services, primarily due to general cost reduction efforts during the second half of 2023. Additionally, stock-based compensation decreased by $0.2 million as a result of the aforementioned headcount reductions.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2024 was a net expense of $0.2 million, compared to $0.5 million for the six months ended June 30, 2023. Interest expense decreased by $0.9 million as a result of the repayment of $15 million of long-term debt during the fourth quarter of 2023. Interest income decreased by $0.4 million due to lower cash and investment balances. Income from the change in fair value of derivative liabilities decreased by $0.2 million due the aforementioned repayment of long-term debt. Other expenses increased by $0.1 million due to a loss on disposal of fixed assets.

Discontinuing Operations

Loss from discontinuing operations for the six months ended June 30, 2024 was $1.8 million, compared to $1.0 million for the six months ended June 30, 2023. The $0.7 million increase was primarily due to a $0.9 million decrease in revenue from $3.3 million to $2.4 million, and a $0.2 million impairment charge.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 425,926 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 55,556 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under the 2019 Loan Agreement and the 2021 Loan Agreement. After completion of our IPO, we received $20.0 million under the 2022 Loan Agreements, $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $6.5 million and short-term investments of $3.8 million. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default. We also received approximately $5.85 million under the terms of the 2024 Shareholder Notes.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(8,583)	$(21,467)
Net cash provided by investing activities	13,375	10,969
Net cash (used in) provided by financing activities	(34)	26,687
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	—
Net change in cash, cash equivalents, and restricted cash	$4,752	$16,189

Operating Activities

During the six months ended June 30, 2024, operating activities used $8.6 million of cash, primarily resulting from our net loss of $21.2 million, of which $19.5 million represents our loss from continuing operations and $1.8 million represents our loss from discontinuing operations, partially offset by non-cash charges of $6.9 million and changes in our operating assets and liabilities of $5.8 million. Non-cash charges consisted primarily of an increase to our inventory reserve of $1.7 million, $1.6 million in stock-based compensation, an impairment of property and equipment of $1.0 million, depreciation and amortization expense of $1.1 million, and amortization of our right-of-use operating lease asset of $0.9 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted primarily of a $3.9 million decrease in accounts receivable, a $1.0 million increase in operating lease liabilities, and a $0.6 million decrease in inventory.

During the six months ended June 30, 2023, operating activities used $21.5 million of cash, primarily resulting from our net loss of $19.4 million, of which $18.4 million represents our loss from continuing operations and $1.0 million represents our loss from discontinuing operations, plus changes in our operating assets and liabilities of $6.2 million, partially offset by non-cash charges of $4.1 million. Non-cash charges consisted primarily of $2.2 million in stock-based compensation, depreciation and amortization expense of $0.8 million, and amortization of our right-of-use operating lease asset of $0.8 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $2.6 million increase in accounts receivable, a $1.7 million increase in inventory, a $2.3 million decrease in accounts payable, accrued payroll and accrued liabilities, and a $1.8 million decrease in deferred revenue related to the Pfizer Agreement, partially offset by a $1.5 million decrease in deposits, prepaid expenses and other current assets.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $13.4 million, consisting primarily of $18.6 million of maturities of short-term investments, partially offset by $4.6 million of purchases of short-term investments, and $0.6 million of purchases of property and equipment.

During the six months ended June 30, 2023, net cash provided by investing activities was $11.0 million, consisting primarily of $19.8 million of maturities of short-term investments, partially offset by $7.2 million of purchases of short-term investments and $1.6 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was less than $0.1 million, consisting primarily of payments on finance leases.

During the six months ended June 30, 2023, net cash provided by financing activities was $26.7 million, consisting primarily of gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and warrants, offset by stock issuance costs of $1.5 million, plus proceeds of $0.2 million from the issuance of common stock pursuant to our stock option and employee stock purchase plans.

2022 Loan Agreements

On August 9, 2022, we entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement) with MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements, and the extensions of credit thereunder are referred to herein as the 2022 Term Loan and the 2022 Revolving Loan, respectively) with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On June 30, 2023, we entered into an Amendment No. 2 to both 2022 Loan Agreements (Amendment No. 2). The impact of Amendment No. 2 was to (i) increase the interest rate on the 2022 Term Loan, (ii) increase the interest rate floor on the 2022 Term Loan and the 2022 Revolving Loan, (iii) increase the exit fee, (iv), reset the prepayment penalty, (v) require the lender’s consent for activation of future incremental borrowings under the 2022 Term Loan, and (vi) reset the minimum net revenue covenant.

The 2022 Term Loan, as amended, provides for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require MidCap’s consent in order for the Company to draw down those borrowings. The 2022 Revolving Loan provides for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with its terms. The 2022 Term Loan and 2022 Revolving Loan mature on August 1, 2027.

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

As of September 30, 2023, we were not in compliance with certain minimum revenue covenants of the 2022 Term Loan. As a result of this non-compliance, MidCap had the ability to call the balance of the loan, along with a 5.5% exit fee and 3.0% prepayment penalty, amounting to a total repayment obligation of approximately $21.7 million for the 2022 Term Loan, plus a $0.3 million prepayment penalty for the 2022 Revolving Loan.

On November 24, 2023, we entered into Amendment No. 3. The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the 2022 Term Loan and (ii) grant MidCap a warrant to purchase 15,278 shares of our common stock at a price equal to the 10-day volume weighted average price of our common stock immediately prior to the date of any amendment of the 2022 Term Loan. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan to 1%, (iv) froze any future extensions of credit under the 2022 Revolving Loan and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The 2022 Term Loan, as amended, bears interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the Term Loan is payable monthly in arrears on the first day of each month and at maturity. For the six months ended June 30, 2024, the effective interest rate on outstanding borrowings was approximately 17.01%.

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

The terms of the 2022 Revolving Loan would allow us to borrow, repay and reborrow on until August 1, 2027, at which time the revolving commitments would terminate and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The proceeds of the 2022 Revolving Loan would be used for working capital needs and general corporate purposes. As of June 30, 2024, no amount was outstanding under the 2022 Revolving Loan. As of November 24, 2023, MidCap froze any future extensions of credit under the 2022 Revolving Loan due to the event of default discussed above.

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

The 2022 Loan Agreements, as amended, contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the 2022 Loan Agreements.

The 2022 Loan Agreements, as amended, contain customary events of default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the SEC and listed for trading on the Nasdaq Stock Market (Nasdaq), and a material adverse change default.

Upon the occurrence and during the continuance of an event of default under the 2022 Loan Agreements, as amended, the respective administrative agent, if requested by the respective lenders, may, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the applicable agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the applicable agreement. The 2022 Loan Agreements provide that, under certain circumstances, a default interest rate will apply on all obligations under such agreement during the existence of an event of default, at a per annum rate equal to 2.0% above the applicable interest rate.

As of June 30, 2024 the 2022 Term Loan is classified within non-current liabilities on the consolidated balance sheets.

We bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan. The contingent put option liability is classified as a derivative liability on the consolidated balance sheet. The estimated fair value of the contingent put option liability was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at June 30, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$45,821	$4,503	$9,414	$9,988	$21,916
Finance lease commitments (2)	240	132	108	—	—
Debt obligations (3)	7,063	617	5,485	961	—
Total	$53,124	$5,252	$15,007	$10,949	$21,916

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California that expire in July 2033. Payments under signed leases that have not commenced yet are not included. Contractual lease payments related to the Eton discontinuing operation are excluded from the above table
(2)
Consists of payments due for our leases of equipment that expire in October 2025 and August 2026.
(3)
Consists of the contractually required principal and interest payable under the 2022 Term Loan Agreement. For purposes of this table, the interest due under the 2022 Term Loan Agreement was calculated using an assumed interest rate of 12.18% per annum, which was the interest rate in effect as of June 30, 2024 and assumes no borrowings under Tranche Three.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of June 30, 2024, we had approximately $10.3 million in cash, cash equivalents, restricted cash, and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our condensed consolidated financial statements.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023 other than those disclosed below.

In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinuing operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.

Eton met the definition of a discontinuing operation as of June 30, 2024. Accordingly, we have classified the results of the Eton as discontinuing operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. All assets and liabilities associated with Eton were classified as assets and liabilities of discontinuing operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 18, “Assets Held for Sale and Discontinuing Operations ” to the unaudited condensed consolidated financial statements in this Quarterly Report.

Significant estimates related to discontinuing operations included the fair value of the underlying net assets, and the expected consideration to be received upon completion of the transaction.

Recently Issued Accounting Pronouncements

See Note 2 to our annual consolidated financial statements included in the Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Emerging Growth Company Status

In April 2012, the Jumpstart our Business Startups Act (the JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC; however, we may adopt certain new or revised accounting standards early.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are not required to provide the information otherwise required under this item.

c

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO), and Principal Financial Officer (PFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded, as of June 30, 2024, our disclosure controls and procedures were not effective due to the identified material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K.

Notwithstanding the conclusion by the principal executive officer and principal financial officer that the disclosure controls and procedures as of June 30, 2024 were not effective and the material weakness identified in internal controls over financial reporting described in Item 9A of our Annual Report on Form 10-K, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Changes in Internal Control over Financial Reporting

Other than with respect to the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
we will need to raise additional capital to fund our continuing operations, which may be unavailable to us on acceptable terms or at all or may cause dilution or place significant restrictions on our ability to operate as a going concern;
•
our management has identified a material weakness in our internal controls;
•
sales of shares of our common stock underlying the Redeemable Convertible Preferred Stock and Warrants issued in our recent private placement may cause the market price of our shares to decline;
•
Northpond and Novalis and their affiliates own a significant percentage of our common stock and have the right to designate five of the 13 members of our board of directors, and may be able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.
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
•
we currently rely on single source suppliers for certain components of our instruments and raw materials. If these suppliers should fail or not perform satisfactorily, our ability to commercialize and supply our products would be adversely affected; and
•
if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and build a strong brand identity may be impaired; and
•
we are not currently in compliance with the minimum stockholders' equity rules and the market capitalization rules of the Nasdaq Global Select Market and if we cannot regain compliance, our securities will be delisted, which could negatively impact the price of our securities, the liquidity of our common stock, and hinder our ability to raise capital in the future.

Risks Related to Our Business

We are an early-stage multi-omic and synthetic biology technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future as we manufacture and commercialize our products and materials, including our BioXp systems, continue to enhance and develop our products, and implement our business plans and strategies. We incurred a net loss of $47.7 million for the year ended December 31, 2023, and a net loss of $21.2 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $182.7 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, manufacture, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development, manufacture and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

Our 2024 Shareholder Notes restrict our ability to pursue certain transactions that we may believe to be in our best interest. If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2024, we had $10.3 million of cash, cash equivalents, restricted cash, and short-term investments. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of our Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our liquidity may have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of June 30, 2024, we had 98 full-time and 9 part-time employees in the United States and 3 full-time employees located internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection to our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel are required to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As described in Item 9A of our Annual Report on Form 10-K, we have identified a material weakness in our internal controls related to our limited finance, accounting and IT staffing levels. Our ability to correct this weakness and our ability to successfully manage our expected growth is uncertain. If our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

A significant portion of our revenue in the near term will be generated from the sale of our current on market and in development products.

We anticipate that a substantial contributor to our growth will come from new product introductions, such as those based in our Gibson SOLA technology, a technology that is commercially unproven and still in development. We do expect to continue selling our existing BioXp systems and BioXp kits to our current customers but will not exercise the same level of effort in this regard as a result of our decreased personnel. There can be no assurance that our customers will adopt Gibson SOLA or continue purchasing BioXp instruments or BioXp kits. There can also be no assurance that we will be able to design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for synthetic biology research tools, we will be expected to upgrade or adapt our products in order to maintain the latest technology.

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

We have and may in the future engage in acquisitions or strategic partnerships and may seek to acquire or invest in other businesses, applications or technologies that we believe could complement or expand our current or future products, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2021 we acquired EtonBio, Inc., a San Diego-based biotech company specializing in synthetic biology products and services. Any acquisitions or partnerships may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

Additionally, we have historically relied on external vendors to supply the oligonucleotides we use as raw material in our BioXp kit products. While we began manufacturing oligonucleotides in our own manufacturing facility in 2023, in the future, we expect to rely on external vendors again for the manufacture of our oligonucleotieds. If we are unable to obtain oligonucleotides on favorable terms, we may not be able to continue developing our current and future products as planned.

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

The market for synthetic biology technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including our BioXp systems, BioXp kits, benchtop reagents and our Gibson SOLA products. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain synthetic biology research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to synthetic biology researchers at times and in amounts necessary to allow them to purchase our products and that researchers have an unmet need for performing synthetic biology applications. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. The synthetic biology market may develop more slowly or differently than we expect. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change over time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.

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

Risks Related to Health Pandemics, Including the COVID-19 Pandemic and Other Natural Disasters

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

Risks Related to Ownership of Our Common Stock

Northpond and Novalis and their affiliates own a significant percentage of our common stock and have the right to designate five of the 13 members of our board of directors, and may be able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.

Northpond and Novalis, two of our stockholders, collectively beneficially owned approximately 46% of our outstanding common stock as of June 30, 2024. Under the Director Designation Side Letter, we increased the size of our board to 13 directors and appointed five Lender Nominees designated by Northpond and Novalis to our board of directors. Further, pursuant to the Director Designation Side Letter, we agreed to, among other items, and subject to applicable stockholder vote, to ensure that the Lender Nominees otherwise remain on our board of directors, appoint replacement directors nominated by the Lenders in the event that a Lender Nominee ceases to serve as a director (subject to the Lenders, along with their affiliates, continuing to collectively beneficially on at least 10% of our common stock), and ensure that at least a majority of our nominating and corporate governance committee consists of the Lender Nominees or their replacements, subject to the aforementioned 10% ownership requirement.

Because of their share ownership and control of the board of directors, Northpond and Novalis may have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders and board of directors, including amendments to our Certificate of Incorporation, Bylaws, election and removal of directors, the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions, as well as certain day-to-day decisions involved in operating our business, such as annual operating plans, capital expenditures and other investments in our business. The interests of the Lenders may not necessarily in all cases be aligned with management’s views on the operation of our business or the interests of our other stockholders. In addition, the Lenders and their affiliates may have an interest in pursuing acquisitions, divestitures, and other transactions or not pursuing such transactions that, in their judgment, could enhance or reduce their investment, even though such transactions might involve risks to our other stockholders. In addition, the Lenders and their affiliates are able to determine the outcome of substantially all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our board of directors and could preclude any acquisition of our Company. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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

As of June 30, 2024, our directors, officers and stockholders holding 5% or more of our outstanding common stock and their affiliates beneficially owned over 82% of our outstanding common stock in the aggregate, assuming the conversion of all Redeemable Convertible Preferred Stock and exercise of all options and warrants beneficially held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Recently, we were not in compliance with the minimum bid price or minimum stockholder equity rules of the Nasdaq Global Select Market, and if we cannot maintain compliance in the future, our securities may be delisted, which could negatively impact the price of our securities, the liquidity of our common stock, and hinder our ability to raise capital.

On November 24, 2023, we received a letter from the Listing Qualifications Department (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) indicating that, based on the closing bid price of our common stock for the last 30 consecutive business day, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). We were given a compliance period of 180 calendar days, or until May 22, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the 180-day period, or prior to May 22, 2024. To cure the Minimum Bid Price Requirement deficiency, we conducted a reverse stock split of our common stock at a ratio of 1-for-18 (the Reverse Stock Split). At our 2024 Annual Meeting of Stockholders, held virtually on May 1, 2024 (the Annual Meeting), our stockholders approved, among other items, an amendment to our amended and restated certificate of incorporation (the “Reverse Stock Split Amendment) to effect the Reverse Stock Split. On May 2, 2024, we filed the Reverse Stock Split Amendment with the Secretary of State of the State of Delaware, which became effective at 12:01 AM ET on May 9, 2024. On May 23, 2024, we received a letter from the Staff of Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and that the matter is now closed. However, the Reverse Stock Split has caused a decline in the value of our outstanding common stock and there is no assurance that the Reverse Stock Split will not cause a continuing decline in the value of that stock. The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that were outstanding following the Reverse Stock Split. In addition the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. There is no guarantee that implementing the Reverse Stock Split will allow us to maintain compliance with applicable Nasdaq requirements.

Further, on April 3, 2024, we received a letter from the Staff notifying us that based on information filed with our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2024, we were not in compliance with the minimum stockholder’s equity requirement for continued listing in Nasdaq Listing Rule 5450(b)(1)(A), which requires companies listed on the Nasdaq Global Select Market to maintain a minimum of $10 million in stockholder’s equity for continued listing (the Stockholders’ Equity Requirement). In accordance with Nasdaq Listing Rule 5810(c)(2), we were provided a period of 45 calendar days, or until Monday, May 20, 2024, to submit a plan to regain compliance (the Compliance Plan). We submitted a Compliance Plan and on May 31, 2024 received a letter from the Staff of Nasdaq granting an extension until September 30, 2024. However, there can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Requirement or will otherwise be in compliance with the Nasdaq Listing Rules.

If we are unable to comply with applicable Nasdaq Listing Rules, shares of our common stock would be subject to delisting, which could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the reduction or elimination of our coverage by securities analysts and other market participants, the potential loss of confidence by customers and employees, the loss of institutional investor interest, fewer business development opportunities, and damages under certain of our agreements with stockholders. If our common stock is delisted from Nasdaq and is ineligible for quotation or listing on another market or exchange, it could become significantly more difficult to dispose of our common stock, which could cause the price of our common stock to decline further.

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

We have identified a material weakness in our internal control over financial reporting, which has not been remediated and continues to exist as of June 30, 2024. As of June 30, 2024, the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 due to the previously identified material weakness in internal control over financial reporting as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of June 30, 2024, its internal control over financial reporting was not effective due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified a combination of deficiencies in the Company’s internal control over financial reporting that in the aggregate gave rise to a material weakness, which continues to exist as of June 30, 2024. The deficiencies primarily related to limited finance, accounting, and IT staffing levels not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to undergo organizational changes in 2023, including multiple reductions in workforce and the resulting decision to operate with very lean finance, accounting and IT departments. Despite the hiring of a new Chief Financial Officer and a Corporate Controller in September 2023 and a Sarbanes-Oxley Act compliance firm in the fourth quarter of 2023, the timing and ongoing transitions associated with these changes caused the Company to lack the resources to fully monitor and operate its internal controls over financial reporting as of December 31, 2023, resulting in several deficiencies being discovered during its annual auditing process.

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

As of June 30, 2024, we have determined that our disclosure controls and procedures were not effective due to the previously identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

The holders of shares of the Redeemable Convertible Preferred Stock may exercise significant influence over us. Certain holders of our Redeemable Convertible Preferred Stock also have two members on our board of directors and have the right to designate an additional five out of the 13 members of our board of directors.

Notwithstanding the application of the conversion blockers contained in the Certificate of Designation that governs the Redeemable Convertible Preferred Stock and the terms of the Warrants, holders of the Redeemable Convertible Preferred Stock and accompanying Warrants owned approximately 79% of our shares of common stock on an as-converted basis as of June 30, 2024. Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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

In addition to the two members of our board of directors currently serving who represent Novalis and Northpond, under the terms of the Director Designation Side Letter, these stockholders also have a right to nominate five additional members of our board. Further, pursuant to the Director Designation Side Letter, we must ensure that at least a majority of our Nominating and Corporate Governance Committee consists of the Lender Nominees or their replacements, each subject to such stockholders continuing to beneficially own at least 10% of our outstanding common stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these directors could potentially differ from the interests of our security holders as a whole or of our other directors.

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

(b) During the quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-256644	3.2	5/28/21
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-40497	3.1	5/6/24
3.2	Amended and Restated Bylaws	S-1	333-256644	3.4	5/28/21
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock	8-K	001-40497	3.1	6/9/23
4.1	Form of Common Stock Certificate	S-1/A	333-256644	4.2	6/14/2021
10.1+	Separation and General Release Agreement
10.2+	Amended Offer Letter between the Registrant and Eric Esser dated April 17, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

+ Indicates management contract or compensatory plan.

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

Date: August 8, 2024

	By:	/s/ Eric Esser
Eric Esser
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024

	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)