Form 10-Q
period 2024-09-30
Telesis Bio Inc.
filed 2024-11-07
CIK 1850079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 001-40497

Telesis Bio Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1216839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10421 Wateridge Circle, Suite 200, San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 228-4115

Registrant's telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TBIO	N/A

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

The registrant had outstanding 1,775,839 shares of common stock as of November 6, 2024.

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
•
our securities trade on the OTC Pink market of the OTC Market Groups, Inc., which is not a stock exchange, and there may not be an active trading market for our securities;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telesis Bio Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$3,720	$1,570
Restricted cash	100	175
Short-term investments	794	17,588
Accounts receivable, net of allowance for credit losses of $320 and $1,197 at September 30, 2024 and December 31, 2023, respectively	1,262	5,410
Inventory, net	1,099	3,710
Prepaid expenses and other current assets	1,101	1,008
Assets of discontinued operations	44	890
Total current assets	8,120	30,351
Property and equipment, net	4,092	6,298
Right-of-use assets	7,899	25,889
Other long-term assets	491	623
Goodwill	3,497	3,497
Other intangible assets, net	638	974
Noncurrent assets of discontinued operations	—	2,779
Total assets	$24,737	$70,411
Liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,493	$3,165
Accrued employee expenses	1,927	1,828
Finance lease liability, current portion	184	112
Operating lease liability, current portion	2,021	1,390
Deferred revenue, current portion	263	338
Other current liabilities	662	483
Current liabilities of discontinued operations	78	868
Total current liabilities	6,628	8,184
Finance lease liability, net of current portion	394	147
Operating lease liability, net of current portion	7,855	26,092
Notes payable, net of discount	—	5,269
Notes payable due to related parties, net of discount	5,837	—
Derivative liabilities	—	36
Deferred revenue, net of current portion	149	95
Noncurrent liabilities of discontinued operations	—	1,050
Total liabilities	$20,863	$40,873
Commitments and contingencies (Note 14)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized:
Redeemable convertible preferred stock, 280,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively; liquidation preference of $31,096 and $29,300 at September 30, 2024 and December 31, 2023, respectively	31,096	29,300
Stockholders' (deficit) equity
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 1,772,946 and 1,670,185 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	162,112	161,703
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(189,329)	(161,465)
Total stockholders' (deficit) equity	(27,222)	238
Total liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity	$24,737	$70,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$930	$2,435	$3,035	$8,106
Service revenue	—	—	—	101
Collaboration revenue	—	962	—	5,386
Royalties and other revenue	636	701	2,270	2,187
Total revenue	1,566	4,098	5,305	15,780
Cost of revenue	557	1,562	3,988	5,497
Gross profit	1,009	2,536	1,317	10,283
Operating expenses:
Research and development	2,174	3,330	7,003	11,745
Sales and marketing	880	2,708	4,140	9,575
General and administrative	3,099	5,877	13,580	16,272
Impairment of property and equipment	333	—	1,350	—
Total operating expenses	6,486	11,915	26,073	37,592
Loss from operations	(5,477)	(9,379)	(24,756)	(27,309)
Other (expense) income, net:
Interest income	78	562	466	1,326
Interest expense, includes related-party amounts of $169 for the three and nine months ended September 30, 2024 and $0 for the three and nine months ended September 30, 2023, respectively	(219)	(1,245)	(650)	(2,591)
Loss on extinguishment of notes payable	(491)	—	(491)	—
Change in fair value of derivative liabilities	—	167	—	326
Other (expense) income, net	(72)	4	(218)	(35)
Total other expense, net	(704)	(512)	(893)	(974)
Loss before provision for income taxes	(6,181)	(9,891)	(25,649)	(28,283)
Provision for income taxes	(1)	(14)	(4)	(21)
Loss from continuing operations	(6,182)	(9,905)	(25,653)	(28,304)
Loss from discontinued operations	(460)	(726)	(2,211)	(1,733)
Net loss	$(6,642)	$(10,631)	$(27,864)	$(30,037)
Less: Redeemable convertible preferred stock dividends	(615)	(568)	(1,796)	(721)
Net loss attributable to common stockholders	$(7,257)	$(11,199)	$(29,660)	$(30,758)
Net loss per share from continuing operations attributable to common stockholders—basic and diluted	$(3.83)	$(6.29)	$(15.91)	$(17.53)
Net loss per share from discontinued operations attributable to common stockholders—basic and diluted	$(0.26)	$(0.44)	$(1.28)	$(1.05)
Net loss per share attributable to common stockholders—basic and diluted	$(4.09)	$(6.73)	$(17.20)	$(18.58)
Weighted-average common stock outstanding—basic and diluted	1,772,663	1,663,710	1,724,794	1,655,318

Other comprehensive loss:
Net loss	$(6,642)	$(10,631)	$(27,864)	$(30,037)
Unrealized (loss) gain on available-for-sale short-term investments	—	1	(3)	4
Foreign currency translation gain (loss)	4	(16)	(2)	(16)
Total comprehensive loss	$(6,638)	$(10,646)	$(27,869)	$(30,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	280,000	$29,300	1,670,185	$—	$161,703	$(161,465)	$—	$238
Issuance of common stock upon exercise of stock options	—	—	480	—	4	—	—	4
Vesting of restricted stock units	—	—	2,916	—	—	—	—	—
Surrender of shares for tax withholding	—	—	(1,176)	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	—	—	766	—	—	766
Redeemable convertible preferred stock dividends	—	585	—	—	(585)	—	—	(585)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	(4)	(4)
Foreign currency translation loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,637)	—	(8,637)
Balances at March 31, 2024	280,000	$29,885	1,672,405	$—	$161,876	$(170,102)	$(10)	$(8,236)
Impact of reverse stock split fractional share round-up	—	—	85,345	—	—	—	—	—
Vesting of restricted stock units	—	—	10,392	—	—	—	—	—
Issuance of common stock upon exercise of ESPP	—	—	3,436	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	869	—	—	869
Redeemable convertible preferred stock dividends	—	596	—	—	(596)	—	—	(596)
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(12,585)	—	(12,585)
Balances at June 30, 2024	280,000	$30,481	1,771,578	$—	$162,161	$(182,687)	$(9)	$(20,535)
Vesting of restricted stock units	—	—	1,368	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	566	—	—	566
Redeemable convertible preferred stock dividends	—	615	—	—	(615)	—	—	(615)
Foreign currency translation gain	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(6,642)	—	(6,642)
Balances at September 30, 2024	280,000	$31,096	1,772,946	$—	$162,112	$(189,329)	$(5)	$(27,222)

Telesis Bio Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity (continued)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	—	$—	1,647,061	$—	$160,309	$(113,741)	$(3)	$46,565
Issuance of common stock upon exercise of stock options	—	—	966	—	12	—	—	12
Vesting of restricted stock units	—	—	1,890	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(11,119)	—	(11,119)
Balances at March 31, 2023	—	$—	1,649,917	$—	$161,477	$(124,860)	$2	$36,619
Issuance of common stock upon exercise of stock options	—	—	2,877	—	46	—	—	46
Issuance of common stock upon exercise of ESPP	—	—	6,019	—	126	—	—	126
Issuance of redeemable convertible preferred stock, net of $1.0 million issuance costs	280,000	18,410	—	—	—	—	—	—
Issuance of warrants, net of $0.4 million issuance costs	—	—	—	—	8,122	—	—	8,122
Redeemable convertible preferred stock dividends	—	153	—	—	(153)	—	—	(153)
Accretion of preferred stock	—	9,590	—	—	(9,590)	—	—	(9,590)
Vesting of restricted stock units	—	—	3,438	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,035	—	—	1,035
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(8,287)	—	(8,287)
Balances at June 30, 2023	280,000	$28,153	1,662,251	$—	$161,063	$(133,147)	$—	$27,916
Issuance of common stock upon exercise of stock options	—	—	1,959	—	25	—	—	25
Vesting of restricted stock units	—	—	1,409	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Payment of warrant issuance costs	—	—	—	—	(115)	—	—	(115)
Redeemable convertible preferred stock dividends	—	568	—	—	(568)	—	—	(568)
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	1	1
Foreign currency translation loss	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(10,631)	—	(10,631)
Balances at September 30, 2023	280,000	$28,721	1,665,619	$—	$161,561	$(143,778)	$(15)	$17,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(27,864)	$(30,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,188	948
Amortization of intangible assets	336	338
Accrued interest due to related parties	146	—
Amortization of debt discount, includes related-party amounts of $23 and $0 for the nine months ended September 30, 2024 and 2023, respectively	142	692
Provision for credit losses	205	569
Stock-based compensation	2,201	3,347
Amortization of operating lease right-of-use assets	1,244	1,187
Change in fair value of derivative liabilities	—	(326)
Loss on disposal of property and equipment	219	28
Loss on extinguishment of notes payable	491	—
Impairment of net assets of discontinued operations	273	—
Impairment of property and equipment	1,350	244
Change in inventory reserve	1,148	214
Accretion of discount on short-term investments	(227)	(369)
Changes in operating assets and liabilities:
Accounts receivable	3,943	66
Inventory	1,463	(2,319)
Deposits, prepaid expenses and other current assets	39	1,895
Accounts payable, accrued payroll and accrued liabilities	(1,029)	(2,181)
Deferred revenue	(21)	(2,803)
Operating lease liabilities	(860)	277
Operating cash flows from discontinued operations	71	891
Net cash used in operating activities	(15,542)	(27,339)
Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	21,604	23,248
Proceeds from sale of discontinued operations, net	1,454	—
Purchase of property and equipment	(638)	(1,626)
Purchases of short-term investments	(4,586)	(33,775)
Investing cash flows from discontinued operations	(13)	(102)
Net cash provided by (used in) investing activities	17,821	(12,255)
Cash Flows From Financing Activities:
Repayment of notes payable	(5,000)	—
Debt extinguishment costs	(815)	—
Proceeds from notes payable from related parties, net	5,668	—
Payment of employee restricted stock tax withholdings	(12)	—
Payments on finance leases	(59)	(40)
Proceeds from the exercise of common stock options	4	83
Proceeds from the issuance of common stock related to ESPP	12	126
Proceeds from the issuance of preferred stock, net of issuance costs	—	18,410
Proceeds from the issuance of warrants, net of issuance costs	—	8,007
Net cash (used in) provided by financing activities	(202)	26,586
Effect of exchange rate fluctuations on cash held	(2)	(16)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,075	(13,024)
Cash, cash equivalents, and restricted cash at beginning of period	1,745	30,594
Cash, cash equivalents, and restricted cash at end of period	$3,820	$17,570

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$362	$1,700
Cash paid for taxes	$4	$21
Supplemental Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$18	$151
Redeemable convertible preferred stock dividends	$1,796	$721
Right-of-use assets obtained in exchange for operating lease liabilities	$2,625	$27,342
Right-of-use assets derecognized upon lease modification	$19,371	$—
Equipment obtained in exchange for finance lease liabilities	$378	$325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telesis Bio Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The Company has one wholly owned subsidiary:

•
SGI-DNA Limited is a United Kingdom company focused on sales and marketing activities.

On August 26, 2024, the Company completed the sale of a wholly owned subsidiary, EtonBio Inc., a California corporation (Eton). Eton is a San Diego-based biotech company specializing in synthetic biology products and services, including DNA sequencing and oligo synthesis, for the global academic research, pharmaceutical, and biotechnology industries. Eton also markets DNA prep services and products such as antibodies, peptides, and metabolism assay kits. The Eton business is reflected as a discontinued operation in the condensed consolidated financial statements for all periods presented (see Notes 2 and 18).

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

On September 20, 2024, the Company filed a Form 25 with the Securities and Exchange Commission (SEC) triggering the voluntary withdrawal of its class of securities from listing and registration on the Nasdaq Capital Market (Nasdaq). On September 30, 2024, the Company’s common stock was suspended from trading on Nasdaq due to noncompliance with the Nasdaq’s minimum total stockholders’ equity requirement, and began trading on the OTC Pink market of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, under the symbol “TBIO”. The delisting of the Company’s shares from Nasdaq makes shares of the Company’s common stock less liquid and makes it more difficult for the Company to raise funds when and as needed to fund its operations.

Under Accounting Standards Update (ASU) No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)," the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that its financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception. As of September 30, 2024, the Company had an accumulated deficit of $189.3 million. In June 2021, the Company received $112.5 million in net proceeds upon completion of its IPO, and in June 2023 received $26.4 million in net proceeds from the sale of preferred stock and warrants. The Company has also received $8.0 million in upfront payments and $7.5 million in milestone payments under its collaboration with Pfizer Inc. (see Note 17). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, collaborations, strategic alliances, licensing arrangements and other sources of funding. On August 9, 2022, the Company entered into (i) a Credit, Security and Guaranty Agreement (the 2022 Term Loan Agreement), with the Company and MidCap Financial Trust, and (ii) a Credit, Security and Guaranty Agreement (the 2022 Revolving Loan Agreement) (the 2022 Revolving Loan Agreement, and together with the 2022 Term Loan Agreement, the 2022 Loan Agreements, and the extensions of credit thereunder are referred to herein as the 2022 Term Loan and the 2022 Revolving Loan, respectively), with MidCap Funding IV Trust (together with MidCap Financial Trust, MidCap). On August 9, 2022, the Company borrowed $20.0 million under the terms of the 2022 Term Loan Agreement. As of September 30, 2023, the Company was not in compliance with the minimum revenue covenants of the 2022 Term Loan Agreement. As a result of this non-compliance, MidCap required the Company to repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and the parties subsequently entered into Amendment No. 3 to Credit Security and Guaranty Agreement (Amendment No. 3) on November 24, 2023, which amended the 2022 Loan Agreements. In July 2024, the Company received approximately $5.85 million pursuant to the July 2024 Shareholder Notes (see Note 9) and repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2022 Term Loan and the 2022 Revolving Loan with MidCap Financial Trust. The Company intends to seek additional financing, however, the Company may not be able to raise cash on terms acceptable to the Company or at all. There can be no assurance that the Company will be successful in obtaining sufficient additional funding. Financings, if available, may be on terms that are dilutive to stockholders, and the prices at which new investors would be willing to purchase the Company’s securities may be lower than the current price of its common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, the Company could be forced to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products that the Company would otherwise prefer to develop and market itself. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon the Company’s current level of expenditures, management believes there currently are insufficient financial resources to fund the Company’s operations for at least twelve months from the filing date of this Quarterly Report. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP), and include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and as amended by the ASUs of the Financial Accounting Standards Board (FASB).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, condensed consolidated statements of redeemable convertible preferred stock and stockholders’ (deficit) equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024 (the Annual Report). The condensed consolidated balance sheet data as of December 31, 2023 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP and Article 8 of Regulation S-X. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Assets Held for Sale and Discontinued Operations

In accordance with ASC 205-20, “Presentation of Financial Statements: Discontinued Operations,” a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.

The Company's Eton business met the definition of a discontinued operation as of June 30, 2024. On August 14, 2024, the Company entered into a Stock Purchase Agreement for the sale of the Eton subsidiary. On August 26, 2024, the Company completed the transaction. Upon closing of the sale, the Company deconsolidated the assets and liabilities of Eton. Accordingly, the Company has classified the results of Eton as discontinued operations in its unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. All assets and liabilities associated with Eton have been classified as assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 18, “Assets Held for Sale and Discontinued Operations”.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The Company separately presented interest income and interest expense that had previously been combined as “Interest expense, net” on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023. The Company also separately presented the provision for credit losses line on the condensed consolidated statement of cash flows, which had previously been combined with the change in accounts receivable. These reclassifications had no impact on net loss for the three and nine months ended September 30, 2023 or net cash used in operating activities for the nine months ended September 30, 2023.

Restricted Cash

In accordance with ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," the Company explains the change during the period in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$3,720	$1,570
Restricted cash	100	175
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$3,820	$1,745

Accounts Receivable

Accounts receivable are composed of amounts due from third-party payors recorded at the invoice amount and do not bear interest. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for credit losses. The Company reviews accounts receivable on an ongoing basis to determine collectability. The Company maintains an allowance for credit losses based on its assessment of the collectability of the amounts owed to the Company by its customers. The Company considers the following in determining the level of allowance required: its customer’s payment history, the age of the receivable, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. Net accounts receivable amounted to $1.3 million and $5.4 million as of September 30, 2024 and December 31, 2023, respectively. Net accounts receivable include an allowance for credit losses of $0.3 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively, for those accounts deemed uncollectible by the Company. The allowance for credit losses consisted of the following activity (in thousands):

Allowance for credit losses at December 31, 2023	$1,197
Provision for credit losses	205
Write-offs	(1,082)
Allowance for credit losses at September 30, 2024	$320

Allowance for credit losses at December 31, 2022	$311
Provision for credit losses	569
Write-offs	—
Allowance for credit losses at September 30, 2023	$880

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the ASC. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This standard is effective for annual financial reporting in fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact that this new standard will have on its condensed consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)." This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statement disclosures.

3.
FAIR VALUE MEASUREMENT

The following tables summarize the fair values of the Company’s assets and liabilities on the condensed consolidated balance sheets which comprise money market funds, commercial paper, U.S. government securities, corporate debt securities and the contingent put option liability (in thousands):

	Fair value measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$2,687	$—	$—	$2,687
U.S. government securities	—	794	—	794
Total	$2,687	$794	$—	$3,481

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6	$—	$—	$6
Commercial paper	—	6,407	—	6,407
U.S. government securities	—	8,943	—	8,943
Corporate debt securities	—	2,238	—	2,238
Total	$6	$17,588	$—	$17,594

Liabilities
Contingent put option liability	$—	$—	$36	$36
Total	$—	$—	$36	$36

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

Contingent Put Option Liability

The contingent put option liability consists of the fair value of the contingent interest feature and acceleration clause (contingent put option) under the 2022 Term Loan Agreement (see Note 9). The fair value of the contingent put option liability was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the contingent put option liability utilized a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The Company assesses these assumptions and estimates each reporting period as additional information impacting the assumptions are obtained. Changes in the fair value of the contingent put option liability are recognized in other (expense) income, net as part of the change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The significant inputs not observable in the market consist of the adjusted market rate of debt and the probability of default. As of December 31, 2023, the adjusted market rate of debt was 12.48%, and the probability of default was 45%. A significant change in those inputs could cause a significant change in valuation.

The contingent put option liability was extinguished when the 2022 Term Loan Agreement was terminated in July 2024 and the loan fully repaid in connection with the Company entering into the July 2024 Shareholder Notes (see Note 9).

The following tables provide a rollforward of the aggregate fair value of the Company’s derivative liabilities for which fair value is determined using Level 3 inputs (in thousands):

Contingent Put Option Liability
Fair value at December 31, 2023	$36
Extinguishment of derivative liability	(36)
Fair value at September 30, 2024	$—

Contingent Put Option Liability
Fair value at December 31, 2022	$367
Change in fair value	(326)
Fair value at September 30, 2023	$41

4.
INVESTMENTS

The following tables summarize the short-term investments held (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
U.S. government securities	$794	$2	$(2)	$794
Total	$794	$2	$(2)	$794

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Commercial paper	$6,407	$1	$(1)	$6,407
U.S. government securities	8,938	6	(1)	8,943
Corporate debt securities	2,237	1	—	2,238
Total	$17,582	$8	$(2)	$17,588

As of September 30, 2024 and December 31, 2023, all short-term investments held by the Company had remaining contractual maturities of one year or less.

As of September 30, 2024 and December 31, 2023, the Company reviewed its investment portfolio for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. In determining whether the decline in fair value of these securities was related to a credit loss, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three and nine months ended September 30, 2024 and 2023, the Company concluded that there were no impairments related to credit losses for its investments in securities.

5.
INVENTORY

Inventory includes material, labor and overhead and is stated at the lower of cost (first-in, first-out method) or net realizable value. The components of inventory are as follows at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$457	$1,711
Work in process and subassemblies	16	1,031
Finished goods	626	968
Total	$1,099	$3,710

The inventory reserve was $1.9 million at September 30, 2024 and $0.8 million at December 31, 2023.

6.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$4,621	$4,597
Furniture and fixtures	211	908
Computer hardware and software	2,164	2,395
Leasehold improvements	124	332
Construction in progress	55	586
Total	7,175	8,818
Less: Accumulated depreciation and amortization	(3,083)	(2,520)
Total property and equipment, net	$4,092	$6,298

Depreciation expense for each of the three months ended September 30, 2024 and 2023 was $0.4 million, and depreciation expense for the nine months ended September 30, 2024 and 2023 was $1.2 million and $0.9 million, respectively, and is included in operating expenses. During the three and nine months ended September 30, 2024, the Company recorded impairment charges of $0.3 million and $1.4 million, respectively, to write down to fair value certain property and equipment used in its corporate headquarters. The Company determined the net book value of such assets exceeded their fair value as a result of idle nature and the high likelihood the assets would be sold or abandoned significantly before the end of their previously estimated useful life. During the three and nine months ended September 30, 2023, the Company recorded an impairment charge of $0.2 million on property and equipment.

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In 2019, SGI sold SGI-DNA to GATTACA Mining, LLC. As part of the transaction, the Company acquired its intangible assets with resulting goodwill. The goodwill carries a fair value of approximately $3.5 million. In connection with the Eton acquisition in November 2021, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired was assigned to goodwill at a fair value of $11.4 million.

The Company currently has one reporting unit. Prior to the sale of Eton, the Company had two reporting units: Telesis Bio and Eton. Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2023, the decrease to the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, and the early repayment of $15.0 million under the 2022 Term Loan Agreement led the Company to conclude it was more likely than not that the fair value of one or more reporting units was below its carrying amount. A quantitative goodwill assessment was then performed for both of the Company's reporting units using a combination of techniques, including an income approach and a market-based approach. Based on the results of the quantitative goodwill assessment for the Eton reporting unit, the Company recorded an impairment charge of $11.4 million to reduce that reporting unit's carrying amount of goodwill to zero. Based on the results of the quantitative goodwill assessment for the Telesis Bio reporting unit, there was no impairment to that reporting unit's goodwill balance of $3.5 million as of December 31, 2023. Should the market value of the Company’s common stock decline, additional impairment charges may be recorded in the future. For the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment of goodwill.

Other Intangible Assets

Other intangible assets acquired in the sale of SGI-DNA to GATTACA Mining, LLC include the rights to technology and the SGI-DNA trade name. The technology was valued at approximately $3.2 million with a seven-year useful life. The Company evaluated its other intangible assets and concluded that there was no impairment during the three and nine months ended September 30, 2024 and 2023.

Other intangible assets, net consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,512)	$638
Total	$3,150	$(2,512)	$638

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual property	$3,150	$(2,176)	$974
Total	$3,150	$(2,176)	$974

Amortization expense for each of the three months ended September 30, 2024 and 2023 was approximately $0.1 million, and amortization expense for each of the nine months ended September 30, 2024 and 2023 was approximately $0.3 million.

The following table summarizes the estimated future amortization expense of the intangible assets as of September 30, 2024 (in thousands):

Years ending December 31:	Amortization of Intangible Assets
2024 (remaining three months)	$113
2025	450
2026	75
Total	$638

8.
LEASES

As of September 30, 2024, the Company had four outstanding leases for office and laboratory space and scientific manufacturing equipment with remaining terms between approximately three months and nine years. The Company has also entered into certain short-term leases with a term of one year or less. These leases are not included within the Company’s right-of-use assets or lease liabilities due to the Company’s election of the practical expedient recognition exemption for short-term leases.

Corporate Headquarters

In September 2021, the Company entered into the Wateridge Pointe lease for future office and laboratory space at 10421 and 10431 Wateridge Circle, San Diego, California (the Wateridge Pointe Lease), and concurrently signed a second amendment to the operating lease agreement for its corporate headquarters located at 9535 Waples Street, San Diego, California (the Second Amendment). Under the Second Amendment, the lease at 9535 Waples Street terminated upon the occupancy of office and laboratory space at 10431 Wateridge Circle in March 2023. The Wateridge Pointe Lease provides for a tenant improvement allowance for the renovation and build-out of the facilities up to $185.00 per square foot, or approximately $12.3 million, with an additional allowance of up to $10.00 per square foot, or approximately $0.7 million if properly requested by the Company. The lessor is solely responsible for the management and payment of the tenant improvements and these expenses will be recorded as lessor improvements under ASC 842 guidance. Combined rent for the two buildings under the Wateridge Pointe Lease is approximately $3.9 million per year, subject to annual increases of 3%. The Wateridge Pointe Lease provides for a 10-year and 3-month term and the Company is entitled to one option to extend the lease term for an additional five years. Occupancy of 10431 Wateridge Circle and the corresponding termination of the lease at 9535 Waples Street occurred in the first quarter of 2023. Occupancy and commencement of the 10421 Wateridge Circle lease occurred in the second quarter of 2023.

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

Equipment

The Company entered into finance lease agreements for equipment in November 2022 (the 2022 Equipment Lease), August 2023 (the 2023 Equipment Lease), and September 2024 (the 2024 Equipment Lease). The terms of the leases commenced when the equipment was delivered and placed into use which occurred in November 2022, August 2023, and September 2024, respectively, and accordingly the related right-of-use assets and lease liabilities were recognized on the condensed consolidated balance sheets at their respective commencement dates. The 2022 Equipment Lease expires in October 2025, the 2023 Equipment Lease expires in August 2026, and the 2024 Equipment Lease expires in September 2029.

Summary of Lease Cost

The components of lease cost under ASC 842 are as follows (in thousands):

	September 30,
	2024	2023
Lease costs
Finance lease cost:
Amortization of finance lease right-of-use assets	$100	$34
Interest on finance lease liabilities	18	8
Operating lease costs	2,950	2,929
Variable lease cost	1,012	740
Short-term lease cost	9	146
Lease costs included in discontinued operations	552	839
Total lease cost	$4,641	$4,696

Supplemental disclosure of cash flow information related to leases is as follows (in thousands):

	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,566	$1,465
Operating cash flows from finance leases	$18	$8
Financing cash flows from finance leases	$59	$40

The weighted-average remaining lease term and discount rate were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term
Finance leases	3.9 years	2.5 years
Operating leases	7.6 years	9.2 years
Weighted-average discount rate
Finance leases	8.6%	8.8%
Operating leases	10.7%	9.7%

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of September 30, 2024 (in thousands):

Years Ending December 31,	Operating	Finance
2024 (remaining three months)	$1,893	$80
2025	1,325	192
2026	1,364	151
2027	1,405	93
2028	1,447	93
Thereafter	7,098	66
Total future minimum lease payments	14,532	675
Less: Imputed interest	(4,656)	(97)
Present value of lease liability	9,876	578

Less: Current portion of lease liability	(2,021)	(184)
Non-current portion of lease liability	$7,855	$394

9.
NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, the notes payable on the condensed consolidated balance sheets pertain to the July 2024 Shareholder Notes and the 2022 Term Loan with MidCap Financial Trust and consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal amount of notes payable	$5,850	$5,000
Less: Current portion of notes payable	—	—
Notes payable, net of current portion	5,850	5,000
Accrued interest	146	100
Final debt payment liability	—	750
Debt discount and financing costs, net of accretion	(159)	(581)
Notes payable, net of discount and current portion	$5,837	$5,269

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

The 2022 Term Loan Agreement, as amended, provided for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three require MidCap's consent in order for the Company to draw down the additional borrowings. The 2022 Revolving Loan Agreement provided for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with the 2022 Revolving Loan Agreement. The 2022 Term Loan and 2022 Revolving Loan were scheduled to mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022 to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full the Company’s borrowings under its then-existing loan facility with Silicon Valley Bank, with the remaining amount to be used for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including MidCap's consent, Tranche Two was available between January 1, 2023, and September 30, 2023, following the Company’s achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing, but was not exercised. Subject to certain terms and conditions of the 2022 Term Loan Agreement including MidCap's consent, Tranche Three was to have become available between September 30, 2024, and March 31, 2025.

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

On November 24, 2023, the Company entered into Amendment No. 3 to the 2022 Loan Agreements (Amendment No. 3). The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the 2022 Term Loan Agreement and (ii) grant MidCap a warrant to purchase 15,278 shares of common stock at an exercise price per share equal to the 10-day volume weighted-average price of the Company's common stock immediately prior to the date of Amendment No. 3. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan Agreement, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan Agreement to 1%, (iv) froze any future extensions of credit under the 2022 Revolving Loan Agreement and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The 2022 Term Loan, as amended, bore interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the 2022 Term Loan was payable monthly in arrears on the first day of each month and at maturity.

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

The obligations of the Company and any future guarantors under the 2022 Loan Agreements were secured by liens on substantially all of the Company's assets.

The 2022 Loan Agreements, as amended, required the Company to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which required certain unrestricted cash to be greater than or equal to $7.0 million at all times.

The 2022 Loan Agreements, as amended, contained customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the 2022 Loan Agreements.

The 2022 Loan Agreements, as amended, contained customary events of default that included, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the SEC and listed for trading on the Nasdaq Stock Market, and a material adverse change default.

The Company bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan Agreement. The contingent put option liability was classified as a derivative liability on the consolidated balance sheet. The contingent put option liability was extinguished when the 2022 Term Loan Agreement was terminated in July 2024 and the loan fully repaid (see Note 3) in connection with the Company entering into the July 2024 Shareholder Notes discussed below.

The Company recorded a $0.5 million loss on debt extinguishment in connection with the termination of the 2022 Term Loan Agreement in July 2024.

July 2024 Shareholder Notes

In July 2024, the Company issued promissory notes (the July 2024 Shareholder Notes) to and borrowed an aggregate principal amount of approximately $5.9 million from two shareholders, Novalis Lifesciences II, LP (Novalis) and Northpond Ventures III, LP (Northpond), and together with Novalis (the Lenders). The principal amount borrowed under the July 2024 Shareholder Notes bears interest at the rate of 12.00% per annum, with all principal and interest due on January 15, 2026. For the three months ended September 30, 2024, the effective interest rate on outstanding borrowings was approximately 14.09%. Each of the Lenders, along with their affiliates, are beneficial owners of more than 10% of the Company’s common stock.

Contemporaneously with the execution and delivery of the July 2024 Shareholder Notes, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2022 Term Loan and the 2022 Revolving Loan with MidCap Financial Trust. The Company’s terminal payment under the 2022 Term Loan Agreement was approximately $5.8 million.

Contemporaneously with the execution and delivery of the July 2024 Shareholder Notes, the Lenders and the Company also entered into a side letter agreement (Director Designation Side Letter), pursuant to which the Company agreed, among other things, to, among other items, (i) appoint five individuals nominated by the Lenders (the Lender Nominees) to the Company’s board of directors, and, subject to the applicable stockholder vote, ensure that the Lender Nominees otherwise remain on the board, (ii) appoint replacement directors nominated by the Lenders in the event a Lender Nominee ceases to serve as a director (subject to the Lenders, along with their affiliates, continuing to collectively beneficially own at least 10% of the Company’s outstanding common stock), and (iii) ensure that at least a majority of the Nominating and Corporate Governance Committee of the board of directors consists of Lender Nominees or their replacements, subject to the aforementioned 10% ownership requirement.

As of September 30, 2024, the estimated future principal payments due were as follows (in thousands):

September 30, 2024
Estimated future principal payments due
2024	$—
2025	—
2026	5,850
Total	$5,850

10.
STOCKHOLDERS’ (DEFICIT) EQUITY

The Company’s common stock began trading on Nasdaq under the ticker symbol “DNAY” on June 18, 2021. The Company has since changed its ticker symbol to “TBIO” in connection with its name change to Telesis Bio Inc. The Company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The par value of common and preferred stock is $0.0001 per share. On September 30, 2024, the Company’s common stock was suspended from trading on Nasdaq due to noncompliance with the Nasdaq’s minimum total stockholders’ equity requirement, and began trading on the OTC Pink market, under the symbol “TBIO” (see Note 1).

The Company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The par value of common and preferred stock is $0.0001 per share.

11.
REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock Financing

On May 31, 2023, the Company executed a Redeemable Convertible Preferred Stock and Warrant Purchase Agreement (the Agreement) for the purposes of raising capital in the aggregate amount of up to $28.0 million by the means of issuance of Redeemable Convertible Preferred Stock (as defined below) and Warrants (as defined below).

On June 1, 2023, the Company filed a Certificate of Designation of Redeemable Convertible Preferred Stock of Telesis Bio, to set forth the rights, privileges and preferences of the Company's Redeemable Convertible Preferred Stock (the Redeemable Convertible Preferred Stock).

On June 5, 2023, the Company issued 280,000 shares of Redeemable Convertible Preferred Stock, which are convertible at any time into shares of the Company's common stock, and warrants to purchase an aggregate of 987,325 shares of the Company's common stock, for a total purchase price of $28.0 million, plus an additional 19,749 warrants to purchase the Company's common stock issued as consideration for advisory services related to the transaction (the Warrants).

Dividends

From and after the issue date of the Redeemable Convertible Preferred Stock, cumulative dividends accrue on the Accrued Value (as defined below) of each share of Redeemable Convertible Preferred Stock at the annual rate of 8%. Dividends on each share of Redeemable Convertible Preferred Stock are cumulative and accrue daily from and after the issue date, but compound on a quarterly basis on the last day of each calendar quarter (the Quarterly Dividend Date), whether or not earned or declared, and whether or not there are earnings or profits, surplus or other funds or assets of the Company legally available for the payment of dividends. All such dividends compound and shall be added to the Accrued Value on each Quarterly Dividend Date. No dividends are to be paid in cash unless such dividends are paid pursuant to liquidation of the Company or a conversion or redemption of the Redeemable Convertible Preferred Stock.

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

As of September 30, 2024, no dividends have been declared or distributed to any stockholders, and the Company has accrued dividends through September 30, 2024 totaling $3.1 million.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company (each, a Liquidation Event) or Deemed Liquidation Event (as defined below), the holders of shares of Redeemable Convertible Preferred Stock shall be entitled to be paid, with respect to each share of Redeemable Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Company available for distribution to its stockholders, on a preferred basis prior and in preference to any distribution to the holders of any common stock or any other junior stock of the Company, an amount in cash per share of Redeemable Convertible Preferred Stock equal to (i) in the event of a Deemed Liquidation Event occurring prior to the 24-month anniversary of the issue date, the greater of (x) 200% multiplied by the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Deemed Liquidation Event or (ii) in the event of (A) a Liquidation Event that is not a Deemed Liquidation Event or (B) a Deemed Liquidation Event occurring on or after the 24-month anniversary of the issue date, the greater of (x) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred Stock that have not previously been added to the Accrued Value or (y) such amount per share as would have been payable in respect of the shares of common stock into which such share of Redeemable Convertible Preferred Stock is then convertible, assuming all outstanding shares of Redeemable Convertible Preferred Stock were converted into common stock immediately prior to such Liquidation Event or Deemed Liquidation Event, as applicable. Deemed Liquidation Event means a reorganization, merger or consolidation in which (A) the Company is a constituent party or (B) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such reorganization, merger or consolidation, except any such reorganization, merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such reorganization, merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such reorganization, merger or consolidation, a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such reorganization, merger or consolidation, the parent corporation of such surviving or resulting corporation.

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

(e) declare or pay any dividends or distributions on or make redemptions or repurchases of equity securities, except for repurchases from employees, directors, advisors or consultants upon termination pursuant to contractual call rights; or

(f) create any subsidiary that is not majority owned, either directly or indirectly, by the Company; provided, however, that this restriction shall not apply, in the case of (i) any subsidiary created outside of the United States, solely to the extent that, due to local law or regulatory requirements, the Company is not permitted to legally own such subsidiary or (ii) the creation of any joint venture created in the ordinary course of business for a bona fide business purpose.

Registration Rights

In connection with the issuance of Redeemable Convertible Preferred Stock, the Company also entered into a Registration Rights Agreement (the Registration Rights Agreement) and pursuant to its terms, filed a registration statement on Form S-3 with the SEC on July 27, 2023 (File No. 333-273491) covering the resale of shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock (the Registration Statement). Among other requirements, the Company is required to use its commercially reasonable efforts to keep the Registration Statement continuously effective until the date that the Registrable Securities (as defined in the Registration Rights Agreement) are no longer Registrable Securities. Upon an event of default and on each monthly anniversary of the default, until cured, the Company is required to pay to each holder of Redeemable Convertible Preferred Stock an amount of liquidated damages in cash, equal to the product of 1.5% multiplied by the aggregate price paid by such holder for the purchase of Redeemable Convertible Preferred Stock. The maximum aggregate liquidated damages payable will be equal to 6% of the aggregate price paid for the purchase of Redeemable Convertible Preferred Stock. Based on the aggregate purchase price for the Company's outstanding shares of Redeemable Convertible Preferred Stock, the maximum aggregate liquidated damages, should an event of default occur in the future, is $1.7 million.

In connection with the July 2024 Shareholder Notes, the Company also entered into a registration rights waiver agreement, with the Lenders (the Waiver Agreement), pursuant to which the Lenders waived certain rights contained in the Registration Rights Agreement. Pursuant to the Waiver Agreement, the Lenders agreed, on behalf of themselves and the other holders of Redeemable Convertible Preferred Stock, to, among other items, defer payment of liquidated damages and waive accrued interest during such deferral periods due to the holders of the Redeemable Convertible Preferred Stock until the earlier of (i) the date that is 60 days following the end of the Company’s first fiscal quarter in which it becomes cash flow positive, (ii) the date on which the Company consummates a merger-like transaction, or (iii) the date on which the Company consummates a debt or equity financing in which the gross proceeds to the Company is greater than or equal to $5.0 million.

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

The Company classifies Redeemable Convertible Preferred Stock in accordance with ASC 480, "Distinguishing Liabilities from Equity," which requires that contingently redeemable securities be classified outside of permanent stockholders’ (deficit) equity.

Accordingly, the Company has classified all shares of Redeemable Convertible Preferred Stock as mezzanine equity in the accompanying condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

Redeemable Convertible Preferred Stock consisted of the following as of September 30, 2024 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$31,096	$31,096
Total	280,000	280,000		$31,096	$31,096

Redeemable Convertible Preferred Stock consisted of the following as of December 31, 2023 (in thousands, except share data):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Redeemable Convertible Preferred Stock	280,000	280,000	$100.00	$29,300	$29,300
Total	280,000	280,000		$29,300	$29,300

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

On November 24, 2023, in connection with the 2022 Term Loan Agreement, as amended, described in Note 9, the Company issued a warrant to purchase a total of 15,278 shares of common stock (the MidCap Warrant). The MidCap Warrant has an exercise price of $7.20 per share, and a ten-year term from the date of issuance. The MidCap Warrant had a grant date fair value of $4.86 per share. The MidCap Warrant meets the criteria for permanent equity classification.

As of September 30, 2024 and December 31, 2023, warrants to purchase an aggregate of 1,022,352 shares of common stock were issued and outstanding.

13.
STOCK-BASED COMPENSATION

For the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $0.6 million, $1.2 million, $2.2 million and $3.3 million, respectively. No income tax benefit was recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the Company’s equity incentive plan.

The Company’s board of directors approved the adoption of the SGI-DNA, Inc. 2019 Stock Plan (the 2019 Plan) in March 2019. The 2019 Plan permitted the Company to grant options and restricted stock units for up to 308,011 shares of the Company’s common stock. On March 3, 2021, the Company’s board of directors and stockholders approved the termination of the 2019 Plan and the adoption of the 2021 Equity Incentive Plan (the 2021 Plan), and 333,334 shares of common stock were reserved for issuance under the 2021 Plan.

In June 2021, the Company established the 2021 Stock Incentive Plan (the 2021 SIP). The 2021 SIP became effective on the effective date of the IPO, at which time the Company ceased granting awards under the 2021 Plan. The 2021 SIP allows the Company’s board of directors or its compensation committee to grant equity-based awards to the Company’s employees, directors and consultants. A total of 194,445 shares of common stock were initially reserved for issuance under the 2021 SIP, plus the number of shares (not to exceed 136,665 shares) consisting of (i) the shares of common stock that were available for the issuance of awards under the 2021 SIP at the time the 2021 SIP became effective, which ceased to be available for future issuance under the 2021 Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the 2019 Plan and the 2021 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2021 SIP automatically increases, beginning on January 1, 2022 and on each January 1 thereafter by the lesser of (i) 875,000 shares, (ii) 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the Company’s board of directors or a designated committee thereof. As of September 30, 2024, the number of shares of common stock reserved for issuance under the 2021 SIP was 190,714.

Stock option activity under the 2019 Plan, the 2021 Plan and the 2021 SIP for the nine months ended September 30, 2024 is as follows:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2023	314,757	$34.22	8.5	$1
Options granted	60,479	5.88
Options exercised	(480)	7.02
Options cancelled	(83,573)	28.56
Balances at September 30, 2024	291,183	$30.00	8.0	$—
Vested and expected to vest at September 30, 2024	282,207	$30.29	8.0	$—
Exercisable at September 30, 2024	157,517	$40.65	7.4	$—

There were 60,479 options granted during the nine months ended September 30, 2024. The weighted-average grant date calculated fair value of options granted during the nine months ended September 30, 2024 was $3.28 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $2 thousand and $107 thousand, respectively.

The calculated value of option grants during the nine months ended September 30, 2024 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2024
Risk free interest rate	4.3%
Expected dividend yield	—%
Expected term	5.8 years
Expected volatility	55.0%

The Company has granted restricted stock units with vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the nine months ended September 30, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	32,741	$48.26
Granted	57,934	4.78
Vested	(14,676)	43.74
Cancelled	(14,228)	34.86
Unvested at September 30, 2024	61,771	$11.64

Effective in connection with the IPO, the Company established the 2021 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of common stock that may be issued under the ESPP was initially 19,445. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the lesser of (i) 58,334 shares of common stock, (ii) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (iii) such smaller number of shares of common stock as the Company’s board of directors may designate. As of September 30, 2024, the number of shares of common stock that may be issued under the ESPP is 45,060.

For the nine months ended September 30, 2024, 3,436 shares of common stock were issued under the ESPP.

The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$504	$954	$1,757	$2,705
Restricted stock units	62	169	434	561
Employee stock purchase plan	—	33	10	81
Total	$566	$1,156	$2,201	$3,347

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$96	$178	$281	$637
Sales and marketing	9	88	30	321
General and administrative	461	890	1,890	2,389
Total	$566	$1,156	$2,201	$3,347

As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $1.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Registration Rights

In connection with the issuance of Redeemable Convertible Preferred Stock, the Company also entered into a Registration Rights Agreement (the Registration Rights Agreement) and pursuant to its terms, filed a registration statement on Form S-3 with the SEC on July 27, 2023 (File No. 333-273491) covering the resale of shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock (the Registration Statement). Among other requirements, the Company is required to use its commercially reasonable efforts to keep the Registration Statement continuously effective until the date that the Registrable Securities (as defined in the Registration Rights Agreement) are no longer Registrable Securities. Upon an event of default and on each monthly anniversary of the default, until cured, the Company is required to pay to each holder of Redeemable Convertible Preferred Stock an amount of liquidated damages in cash, equal to the product of 1.5% multiplied by the aggregate price paid by such holder for the purchase of Redeemable Convertible Preferred Stock. The maximum aggregate liquidated damages payable will be equal to 6% of the aggregate price paid for the purchase of Redeemable Convertible Preferred Stock. Based on the aggregate purchase price for the Company's outstanding shares of Redeemable Convertible Preferred Stock, the maximum aggregate liquidated damages, should an event of default occur in the future, is $1.7 million.

In connection with the July 2024 Shareholder Notes, the Company also entered into a registration rights waiver agreement, with the Lenders (the Waiver Agreement), pursuant to which the lenders waived certain rights contained in the Registration Rights Agreement. Pursuant to the Waiver Agreement, the lenders agreed, on behalf of themselves and the other holders of Redeemable Convertible Preferred Stock, to, among other items, defer payment of liquidated damages and waive accrued interest during such deferral periods due to the holders of the Redeemable Convertible Preferred Stock until the earlier of (i) the date that is 60 days following the end of the Company’s first fiscal quarter in which it becomes cash flow positive, (ii) the date on which the Company consummates a merger-like transaction, or (iii) the date on which the Company consummates a debt or equity financing in which the gross proceeds to the Company is greater than or equal to $5.0 million.

15.
NET LOSS PER SHARE

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(6,182)	$(9,905)	$(25,653)	$(28,304)
Net loss from discontinued operations	(460)	(726)	(2,211)	(1,733)
Less: Redeemable Convertible Preferred Stock Dividends	(615)	(568)	(1,796)	(721)
Net loss attributable to common stockholders	$(7,257)	$(11,199)	$(29,660)	$(30,758)
Denominator:
Weighted-average common stock outstanding - basic and diluted	1,772,663	1,663,710	1,724,794	1,655,318
Net loss per share from continuing operations attributable to common stockholders—basic and diluted	$(3.83)	$(6.29)	$(15.91)	$(17.53)
Net loss per share from discontinued operations attributable to common stockholders—basic and diluted	$(0.26)	$(0.44)	$(1.28)	$(1.05)
Net loss per share attributable to common stockholders - basic and diluted	$(4.09)	$(6.73)	$(17.20)	$(18.58)

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

	September 30,
	2024	2023
Stock options to purchase common stock	291,183	337,187
Restricted stock units that vest into common stock	61,771	30,870
Shares issuable under employee stock purchase plan	—	5,739
Warrants to purchase common stock	1,022,352	1,007,067
Redeemable Convertible Preferred Stock (as converted to common stock)	730,978	675,166
Total	2,106,284	2,056,029

16.
RETIREMENT PLAN

The Company has a retirement saving plan (the 401(k) Plan) that allows participating employees to defer a portion of their annual compensation on a pretax basis. The Company made no contributions to the 401(k) Plan for the nine months ended September 30, 2024 and 2023.

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

The Company assessed the Pfizer Agreement in accordance with ASC 606, "Revenue from Contracts with Customers," and concluded that Pfizer is a customer based on the agreement's structure. The Company identified a single combined performance obligation under the arrangement for the performance under the research plan, technology transfer between the parties, participation in the Joint Research Committee, research licenses exchanged by the parties and the non-exclusive commercial license. In addition, the Company identified a material right for the option granted to Pfizer to extend the research term by an additional year. The $8.0 million upfront payment represents the transaction price at inception.

The Company determined that the $8.0 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all technical and development milestone payments did not meet the criteria for inclusion using the most-likely amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. To date, the Company has achieved technical milestones associated with the research plan and recognized revenue associated with the milestone achievements totaling $7.5 million. As of September 30, 2024, no other milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three and nine months ended September 30, 2024, the Company did not recognize any revenue related to the Pfizer Agreement. During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $5.4 million, respectively, of revenue related to the Pfizer Agreement. As of September 30, 2024 and December 31, 2023, there was no deferred revenue related to the Pfizer Agreement.

18.
ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company's Eton business met the definition of a discontinued operation as of June 30, 2024. On August 14, 2024, the Company entered into a Stock Purchase Agreement for the sale of Eton. On August 26, 2024, the Company completed the transaction. Upon closing of the sale, the Company deconsolidated the assets and liabilities of Eton. Accordingly, the related assets and liabilities associated with these operations have been reported as assets and liabilities of discontinued operations in the Company's condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The operations and cash flows of the Eton business are presented as discontinued for all periods presented.

Because the carrying value of the net assets of Eton exceeded their estimated fair value, the Company determined that Eton's held for sale net assets had been impaired as of June 30, 2024. After performing quantitative testing, in which the Company used the expected consideration of $1.4 million as the fair value of the underlying net assets, the Company recorded a $0.2 million impairment of the net assets. Upon the closing of the sale, the Company recognized an additional $31 thousand loss on the sale of Eton. The losses have been included in the loss from discontinued operations in the accompanying condensed consolidated financial statements.

The Company's condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows report discontinued operations separate from continuing operations. The Company's condensed consolidated statements of redeemable convertible preferred stock and stockholders' (deficit) equity combines continuing and discontinued operations. A summary of financial information related to the Company's discontinued operations is as follows.

The following table presents the results of the discontinued operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$550	$1,466	$2,934	$4,752

Cost of revenue	531	1,005	2,442	2,834
Research and development	225	789	1,326	2,082
Sales and marketing	62	35	227	335
General and administrative	161	379	877	1,250
Impairment of net assets of discontinued operations	31	—	273	—
Other expense, net	—	(16)	—	(16)
Loss from discontinued operations	$(460)	$(726)	$(2,211)	$(1,733)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Carrying amounts of assets of discontinued operations
Current assets:
Accounts receivable, net of allowance for credit losses of $0 and $90 at September 30, 2024 and December 31, 2023, respectively	$—	$575
Inventory, net	—	315
Prepaid expenses and other current assets	44	—
Total current assets of discontinued operations	44	890
Property and equipment, net	—	1,002
Right-of-use assets	—	1,331
Other long-term assets	—	53
Other intangible assets, net	—	393
Total assets of discontinued operations	$44	$3,669
Carrying amounts of liabilities of discontinued operations
Current liabilities:
Accounts payable	$—	$119
Accrued employee expenses	—	314
Operating lease liability, current portion	—	320
Other current liabilities	78	115
Total current liabilities of discontinued operations	78	868
Operating lease liability, net of current portion	—	1,050
Total liabilities of discontinued operations	$78	$1,918
Net assets of discontinued operations	$(34)	$1,751

The accompanying unaudited condensed consolidated statements of cash flows includes depreciation and amortization for the discontinued operations of approximately $0.2 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, as well as purchases of fixed assets of $13 thousand and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

19.
SUBSEQUENT EVENTS

In November 2024, the Company entered into promissory notes (the November 2024 Shareholder Notes) with two shareholders, the same Lenders described in Note 9, pursuant to which the aggregate principal amount borrowed under the November 2024 Shareholder Notes was $3.0 million. The November 2024 Shareholder notes bear interest at the rate of 12.00% per annum, with all principal and interest due on January 15, 2026.

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

We commercially launched our current synthetic biology solution in September 2019, which now includes the BioXp 3250 and BioXp 9600 systems, BioXp kits with associated cloud-based application scripts, and benchtop reagent kits. From our commercial launch through September 30, 2024, we have placed approximately 300 BioXp systems globally. We target customers in the fields of personalized medicine, biologics drug discovery, vaccine development, genome editing and cell and gene therapy. As of December 31, 2023, our customer base was composed of approximately 500 customers and included 17 of the 25 largest biopharmaceutical companies in the world ranked by 2023 revenue. Our customer base also includes leading academic research institutions, government institutions, contract research organizations and synthetic biology companies.

We estimate that our 2023 product and service sales mix statistics were as follows:

•
Sales mix: 41% BioXp systems, 20% BioXp kits, and 39% services.
•
Geographic mix: 77% North America, 14% Europe/Middle East/Africa and 9% Asia Pacific.
•
Distribution mix: 90% direct sales and 10% distributors.

Since our inception as a stand-alone company on March 8, 2019, we have devoted substantially all of our efforts to raising capital, organizing, and staffing our company, commercializing existing products and developing new products. On June 18, 2021, we completed our initial public offering (IPO) of 7,666,664 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 999,999 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under our loan and security agreements with Oxford Finance LLC (the 2019 Loan Agreement) and Silicon Valley Bank (the 2021 Loan Agreement). Subsequent to our IPO, we also received $20.0 million through borrowing under our credit, security and guaranty agreements (the 2022 Loan Agreements) (defined below) with MidCap Financial Trust and MidCap Funding IV Trust (collectively, MidCap), $15.0 million of which was used to repay the loans from Silicon Valley Bank. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants under the Agreement. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default. We have also received approximately $5.85 million pursuant to the July 2024 Shareholder Notes, which was used to repay the remaining principal and exit fees related to the 2022 Loan Agreements.

We have incurred significant operating losses since our inception. During the nine months ended September 30, 2024 and 2023, our revenue was $5.3 million and $15.8 million, respectively. As of September 30, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $4.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our products. We reported net losses of $27.9 million and $30.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $189.3 million.

We expect that our cash, cash equivalents, restricted cash and short-term investments of $4.6 million as of September 30, 2024 will not be sufficient to fund our operating expenses for at least twelve months from the date our financial statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources” and “Going Concern” below.

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

On August 26, 2024 we completed the sale of our Eton subsidiary. Upon closing of the sale, we deconsolidated the assets and liabilities of Eton. As of September 30, 2024, Eton is reflected as a discontinued operation in the condensed consolidated financial statements for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. See Note 18, "Assets Held for Sale and Discontinued Operations" to the unaudited condensed consolidated financial statements to this Quarterly Report for additional information.

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

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the change in fair value of our contingent put option liability. We classify derivative liabilities as a liability on our condensed consolidated balance sheets that we remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liabilities as a component of other (expense) income, net in our condensed consolidated statements of operations and comprehensive loss. Upon entering into the 2022 Term Loan Agreements, we bifurcated a contingent put option derivative liability related to the acceleration clause triggered upon an event of default. The contingent put option liability was extinguished when the 2022 Term Loan Agreement was terminated in July 2024 and the loan fully repaid in connection with the July 2024 Shareholder Notes.

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

Discontinued Operations

Loss from discontinued operations consists of the results of our subsidiary Eton, which is reflected as a discontinued operation in the condensed consolidated financial statements for all periods presented

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and nine months ended September 30, 2024 and 2023. Certain financial results (revenues and expenses) relating to the divestment of Eton are reflected in Note 18, “Assets Held for Sale and Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue
Product revenue	$930	$2,435	$(1,505)
Collaboration revenue	—	962	(962)
Royalties and other revenue	636	701	(65)
Total revenue	1,566	4,098	(2,532)
Cost of revenue	557	1,562	(1,005)
Gross profit	1,009	2,536	(1,527)
Operating expenses:
Research and development	2,174	3,330	(1,156)
Sales and marketing	880	2,708	(1,828)
General and administrative	3,099	5,877	(2,778)
Impairment of property and equipment	333	—	333
Total operating expenses	6,486	11,915	(5,429)
Loss from operations	(5,477)	(9,379)	3,902
Other (expense) income, net:
Interest income	78	562	(484)
Interest expense, includes related-party amounts of $169 for the three months ended September 30, 2024 and $0 for the three months ended September 30, 2023, respectively	(219)	(1,245)	1,026
Loss on extinguishment of notes payable	(491)	—	(491)
Change in fair value of derivative liabilities	—	167	(167)
Other (expense) income, net	(72)	4	(76)
Total other expense, net	(704)	(512)	(192)
Loss before provision for income taxes	(6,181)	(9,891)	3,710
Provision for income taxes	(1)	(14)	13
Loss from continuing operations	(6,182)	(9,905)	3,723
Loss from discontinued operations	(460)	(726)	266
Net loss	$(6,642)	$(10,631)	$3,989

Revenue

Revenue for the three months ended September 30, 2024 was $1.6 million compared to $4.1 million for the three months ended September 30, 2023. The decrease of $2.5 million was attributable to a decrease in product revenue of $1.5 million, a decrease in collaboration revenue of $1.0 million, and a decrease in royalty and other revenue of $0.1 million. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments decreased by $1.2 million, and revenue from BioXp kits decreased by $0.3 million. Collaboration revenue decreases were driven by the completion of deferred revenue amortization during the fourth quarter of 2023 for the $8.0 million up-front payment from our Pfizer Agreement.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 was $0.6 million, compared to $1.6 million for the three months ended September 30, 2023. The $1.0 million decrease was primarily driven by a decrease in product revenues of $1.5 million. Our gross margin percentage was 64% and 62% of total revenues for the three months ended September 30, 2024 and 2023, respectively. The favorable change in gross margin percentage was mainly due to the impact of deferred revenue amortization comprising a greater portion of revenue during the third quarter of 2024 compared to the third quarter of 2023.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $2.2 million, compared to $3.3 million for the three months ended September 30, 2023. The $1.2 million decrease was primarily due to lower personnel expenses, lab supplies, consulting and professional services, and stock-based compensation. Personnel expenses decreased by $0.7 million as we decreased our headcount during the second half of 2023 and third quarter of 2024. Lab supplies, as well as consulting and professional services, decreased by $0.3 million and $0.1 million, respectively, primarily due to general cost reduction efforts starting in the second half of 2023. Stock-based compensation decreased by $0.1 million as a result of the aforementioned headcount reductions.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2024 were $0.9 million, compared to $2.7 million for the three months ended September 30, 2023. The $1.8 million decrease was primarily attributable to lower personnel expenses, travel and entertainment costs, bad debt expense, consulting, events and tradeshow expense, and stock-based compensation. Personnel expenses decreased by $1.1 million as we decreased our headcount during the second half of 2023 and third quarter of 2024.Travel and entertainment expenses, consulting, and stock-based compensation decreased by $0.2 million, $0.1 million, and $0.1 million, respectively, as a result of the aforementioned headcount reductions. Bad debt expense decreased by $0.1 million due to improved collections of accounts receivable. Events and tradeshows expense decreased by $0.1 million due to general cost reduction efforts starting in the second half of 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $3.1 million, compared to $5.9 million for the three months ended September 30, 2023. The $2.8 million decrease was primarily attributable to lower personnel expenses, consulting and professional services, stock-based compensation, facilities,and contract termination costs. Personnel expenses decreased by $1.2 million as we decreased our headcount during the second half of 2023 and third quarter of 2024. Consulting and professional services decreased by $0.2 million, primarily due to general cost reduction efforts starting in the second half of 2023. Stock-based compensation decreased by $0.5 million as a result of the aforementioned headcount reductions. Facilities expenses decreased by $0.2 million due to the July 2024 amendment to our Wateridge lease. The three months ended September 30, 2023 also included $0.4 million of one-time costs related to the termination of our instrument supplier contract.

Impairment of Property and Equipment

During the three months ended September 30, 2024, the Company recorded an impairment charge of $0.3 million to write down to fair value certain property and equipment used in its corporate headquarters. The Company determined the net book value of such assets exceeded their fair value as a result of idle nature and the high likelihood the assets would be sold or abandoned significantly before the end of their previously estimated useful life. There was no impairment recorded during the three months ended September 30, 2023.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2024 was a net expense of $0.7 million, compared to $0.5 million for the three months ended September 30, 2023 due primarily to a $0.5 million loss on extinguishment of debt during the third quarter of 2024. Interest expense decreased by $1.0 million as a result of the repayment of $15 million of long-term debt during the fourth quarter of 2023 and $5 million during the third quarter of 2024. Interest income decreased by $0.5 million due to lower cash and investment balances. Income from the change in fair value of derivative liabilities decreased by $0.2 million due the aforementioned repayment of long-term debt.

Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 2024 was $0.5 million, compared to $0.7 million for the three months ended September 30, 2023. The $0.2 million decrease was primarily due to less than three-months of expenses being incurred during the third quarter of 2024 due to the sale of Eton closing in August 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue
Product revenue	$3,035	$8,106	$(5,071)
Service revenue	—	101	(101)
Collaboration revenue	—	5,386	(5,386)
Royalties and other revenue	2,270	2,187	83
Total revenue	5,305	15,780	(10,475)
Cost of revenue	3,988	5,497	(1,509)
Gross profit	1,317	10,283	(8,966)
Operating expenses:
Research and development	7,003	11,745	(4,742)
Sales and marketing	4,140	9,575	(5,435)
General and administrative	13,580	16,272	(2,692)
Impairment of property and equipment	1,350	—	1,350
Total operating expenses	26,073	37,592	(11,519)
Loss from operations	(24,756)	(27,309)	2,553
Other (expense) income, net:
Interest income	466	1,326	(860)
Interest expense, includes related-party amounts of $169 and $0 for the nine months ended September 30, 2024 and 2023, respectively	(650)	(2,591)	1,941
Loss on extinguishment of notes payable	(491)	—	(491)
Change in fair value of derivative liabilities	—	326	(326)
Other expense, net	(218)	(35)	(183)
Total other expense, net	(893)	(974)	81
Loss before provision for income taxes	(25,649)	(28,283)	2,634
Provision for income taxes	(4)	(21)	17
Loss from continuing operations	(25,653)	(28,304)	2,651
Loss from discontinued operations	(2,211)	(1,733)	(478)
Net loss	$(27,864)	$(30,037)	$2,173

Revenue

Revenue for the nine months ended September 30, 2024 was $5.3 million compared to $15.8 million for the nine months ended September 30, 2023. The decrease of $10.5 million was attributable to a decrease in product revenue of $5.1 million, and a decrease in collaboration revenue of $5.4 million, partially offset by an increase in royalty and other revenue of $0.1 million. Product revenue from 9600 BioXp instruments and 3250 BioXp instruments decreased by $4.5 million, and revenue from BioXp kits decreased by $0.6 million. Collaboration revenue decreases were driven by the completion of deferred revenue amortization during the fourth quarter of 2023 for the $8.0 million up-front payment from the Pfizer Agreement, and $2.5 million from a milestone that was achieved during the second quarter of 2023.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2024 was $4.0 million, compared to $5.5 million for the nine months ended September 30, 2023. The $1.5 million decrease was primarily driven by a decrease in product revenues of $5.1 million, partially offset by a $1.7 million increase to our inventory reserve. Our gross margin percentage was 25% and 65% of total revenues for the nine months ended September 30, 2024 and 2023, respectively. The unfavorable change in gross margin percentage was mainly due to a decrease in revenue from collaboration research programs, a greater number of the higher margin BioXp 9600 and 3250 systems sold during the first nine months of 2023, compared to the first nine months of 2024, and the increase to our inventory reserve.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were $7.0 million, compared to $11.7 million for the nine months ended September 30, 2023. The $4.7 million decrease was primarily due to lower personnel expenses, lab supplies, consulting and professional services, and stock-based compensation. Personnel expenses decreased by $3.0 million as we decreased our headcount during the second half of 2023 and third quarter of 2024. Lab supplies, as well as consulting and professional services, decreased by $0.9 million and $0.3 million, respectively, primarily due to general cost reduction efforts starting in the second half of 2023. Stock-based compensation decreased by $0.3 million as a result of the aforementioned headcount reductions.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2024 were $4.1 million, compared to $9.6 million for the nine months ended September 30, 2023. The $5.4 million decrease was primarily attributable to lower personnel expenses, travel and entertainment costs, bad debt expense, consulting, events and tradeshow expense, and stock-based compensation. Personnel expenses decreased by $3.4 million as we decreased our headcount during the second half of 2023 and third quarter of 2024.Travel and entertainment expenses, consulting, and stock-based compensation decreased by $0.5 million, $0.2 million, and $0.2 million, respectively, as a result of the aforementioned headcount reductions. Bad debt expense decreased by $0.3 million due to improved collections of accounts receivable. Events and tradeshows expense decreased by $0.2 million due to general cost reduction efforts starting in the second half of 2023.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were $13.6 million, compared to $16.3 million for the nine months ended September 30, 2023. The $2.7 million decrease was primarily attributable to lower personnel expenses, lower consulting and professional services and stock-based compensation, and contract termination costs, offset by increased facilities expenses. Personnel expenses decreased by $1.3 million as we decreased our headcount during the second half of 2023 and third quarter of 2024. Consulting and professional services decreased by $0.7 million, primarily due to general cost reduction efforts starting in the second half of 2023. Stock-based compensation decreased by $0.6 million as a result of the aforementioned headcount reductions. The nine months ended September 30, 2023 also included $0.4 million of one-time costs related to the termination of our instrument supplier contract. These decreases to general and administrative expenses were offset by a $0.5 million increase to facilities expense as a smaller portion of our lease costs were allocated to research and development and sales and marketing due to the more significant headcount reductions in those areas.

Impairment of Property and Equipment

During the nine months ended September 30, 2024, the Company recorded an impairment charge of $1.3 million to write down to fair value certain property and equipment used in its corporate headquarters. The Company determined the net book value of such assets exceeded their fair value as a result of idle nature and the high likelihood the assets would be sold or abandoned significantly before the end of their previously estimated useful life. There was no impairment recorded during the nine months ended September 30, 2023.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2024 was a net expense of $0.9 million, compared to $1.0 million for the nine months ended September 30, 2023. Interest expense decreased by $1.9 million as a result of the repayment of $15 million of long-term debt during the fourth quarter of 2023 and $5.0 million during the third quarter of 2024. Interest income decreased by $0.9 million due to lower cash and investment balances. Income from the change in fair value of derivative liabilities decreased by $0.3 million due the aforementioned repayment of long-term debt. We incurred a $0.5 million loss on extinguishment of debt during the third quarter of 2024, compared to $0 during the third quarter of 2023. Other expenses increased by $0.2 million due to a loss on disposal of fixed assets.

Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2024 was $2.2 million, compared to $1.7 million for the nine months ended September 30, 2023. The $0.5 million increase was primarily due to a $1.8 million decrease in revenue from $4.8 million to $2.9 million, and a $0.3 million impairment charge.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. On June 18, 2021, we completed our IPO of 425,926 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 55,556 additional shares of common stock, for aggregate gross proceeds of $122.7 million. We received $112.5 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to our IPO, we had funded our operations with proceeds from the issuance of convertible notes and convertible preferred stock, payments received from royalties and product sales, and proceeds from borrowings under our credit facilities. Prior to our IPO, we had received gross proceeds of $32.8 million from sales of our convertible preferred stock, $6.8 million from the issuance of our convertible notes and gross proceeds of $40.0 million through borrowings under the 2019 Loan Agreement and the 2021 Loan Agreement. After completion of our IPO, we received $20.0 million under the 2022 Loan Agreements, $15.0 million of which was used to repay the debt under the 2021 Loan Agreement. In June 2023, we received gross proceeds of $28.0 million from the sale of Redeemable Convertible Preferred Stock and Warrants. As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $3.8 million and short-term investments of $0.8 million. In November 2023, we repaid $15.0 million under the 2022 Term Loan Agreement and granted MidCap a warrant to purchase 15,278 shares of common stock in exchange for amending our 2022 Term Loan Agreement and waiving any other remedies it may have due to our revenue covenant default. We also received approximately $5.85 million under the terms of the July 2024 Shareholder Notes, which was used to repay the remaining principal and exit fees related to the 2022 Loan Agreements.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(15,542)	$(27,339)
Net cash provided by (used in) investing activities	17,821	(12,255)
Net cash (used in) provided by financing activities	(202)	26,586
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	(16)
Net change in cash, cash equivalents, and restricted cash	$2,075	$(13,024)

Operating Activities

During the nine months ended September 30, 2024, operating activities used $15.5 million of cash, primarily resulting from our net loss of $27.9 million, of which $25.7 million represents our loss from continuing operations and $2.2 million represents our loss from discontinued operations, partially offset by non-cash charges of $8.7 million and changes in our operating assets and liabilities of $3.6 million. Non-cash charges consisted primarily of $2.2 million in stock-based compensation, an impairment of property and equipment of $1.4 million, depreciation and amortization expense of $1.5 million, amortization of our right-of-use operating lease asset of $1.2 million, and an increase to our inventory reserve of $1.1 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted primarily of a $3.9 million decrease in accounts receivable, and a $1.5 million decrease in inventory.

During the nine months ended September 30, 2023, operating activities used $27.3 million of cash, primarily resulting from our net loss of 30.0 million, of which $28.3 million represents our loss from continuing operations and $1.7 million represents our loss from discontinued operations, and changes in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $6.9 million. Non-cash charges consisted primarily of $3.3 million in stock-based compensation, depreciation and amortization expense of $1.3 million, $0.7 million amortization of debt discount, and amortization of our right-of-use operating lease asset of $1.2 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of a $2.3 million increase in inventory, a $2.2 million decrease in accounts payable, accrued payroll and accrued liabilities, and a $2.8 million decrease in deferred revenue related to the Pfizer Agreement, partially offset by a $1.9 million decrease in deposits, prepaid expenses and other current assets.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $17.8 million, consisting primarily of $21.6 million of maturities of short-term investments and $1.5 million net proceeds from the sale of our Eton subsidiary, partially offset by $4.6 million of purchases of short-term investments, and $0.6 million of purchases of property and equipment.

During the nine months ended September 30, 2023, net cash used in investing activities was $12.3 million, consisting primarily of $33.8 million of purchases of short-term investments and $1.7 million of purchases of property and equipment, partially offset by $23.2 million of maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $0.2 million, consisting primarily of $5.8 million related to the repayment and extinguishment of notes payable from the 2022 Term Loan Agreement, partially offset by borrowings of $5.7 million from the issuance of notes payable under the July 2024 Shareholder Notes.

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

The 2022 Term Loan, as amended, provided for a secured term loan facility in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche one term loan of up to $20.0 million (Tranche One), (ii) a tranche two term loan of up to $5.0 million (Tranche Two), and (iii) a tranche three term loan of up to $5.0 million (Tranche Three). Tranche Two and Tranche Three required MidCap’s consent in order for the Company to draw down those borrowings. The 2022 Revolving Loan provided for a secured revolving loan facility in an aggregate principal amount of up to $10.0 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory as determined in accordance with its terms. The 2022 Term Loan and 2022 Revolving Loan were scheduled to mature on August 1, 2027.

Tranche One was fully funded on August 9, 2022, to pay transaction fees incurred in connection with the 2022 Loan Agreements and to repay in full our borrowings under the existing loan facility under the 2021 Loan Agreement with Silicon Valley Bank, with the remaining amount to be used for general corporate purposes. Subject to certain terms and conditions of the 2022 Term Loan Agreement including lender consent, Tranche Two was available between January 1, 2023, and September 30, 2023, following our achievement of specified milestones relating to minimum net revenues and minimum net cash proceeds from equity financing, but was not exercised. Subject to certain terms and conditions of the Term Loan including lender consent, Tranche Three was to become available between September 30, 2024, and March 31, 2025. The proceeds of Tranche Three, if available, would be used for working capital and general corporate purposes.

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

On November 24, 2023, we entered into Amendment No. 3 (Amendment No. 3). The impact of Amendment No. 3 was to (i) repay $15.0 million in November 2023 under the 2022 Term Loan and (ii) grant MidCap a warrant to purchase 15,278 shares of our common stock at a price equal to the 10-day volume weighted-average price of our common stock immediately prior to the date of any amendment of the 2022 Term Loan. In exchange for the Company doing the foregoing, MidCap (i) waived all existing defaults under the 2022 Loan Agreements, (ii) reset revenue covenants under the 2022 Term Loan, (iii) waived the prepayment penalty related to the $15.0 million repayment and reduced the prepayment penalty for the remaining outstanding balance under the 2022 Term Loan to 1%, (iv) froze any future extensions of credit under the 2022 Revolving Loan and (v) reduced the exit fee payable upon complete repayment of amounts left outstanding at the end of term by $350,000, with the remaining $750,000 of exit fees to be payable at maturity.

The 2022 Term Loan, as amended, bore interest at a floating rate based on an adjusted term secured overnight financing rate (SOFR) plus 0.1% (subject to a floor of 3.50%) for a one-month interest period, plus a margin of 6.75%. Interest on the Term Loan was payable monthly in arrears on the first day of each month and at maturity.

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

Our obligations under the 2022 Loan Agreements were secured by liens on substantially all of our assets.

The 2022 Loan Agreements, as amended, required us to comply with (i) a minimum net revenue covenant and (ii) a minimum cash covenant, which required certain unrestricted cash to be greater than or equal to $7.0 million at all times.

The 2022 Loan Agreements, as amended, contained customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the 2022 Loan Agreements.

The 2022 Loan Agreements, as amended, contained customary events of default that included, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the SEC and listed for trading on the Nasdaq Stock Market (Nasdaq), and a material adverse change default.

Upon the occurrence and during the continuance of an event of default under the 2022 Loan Agreements, as amended, the respective administrative agent, if requested by the respective lenders, could, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the applicable agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the applicable agreement. The 2022 Loan Agreements provided that, under certain circumstances, a default interest rate would apply on all obligations under such agreement during the existence of an event of default, at a per annum rate equal to 2.0% above the applicable interest rate.

Contemporaneously with the execution and delivery of the July 2024 Shareholder Notes (as defined below), we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2022 Term Loan and the 2022 Revolving Loan with MidCap Financial Trust.

We bifurcated a derivative liability related to the acceleration clause triggered upon an event of default (contingent put option) under the 2022 Term Loan. The contingent put option liability was classified as a derivative liability on the consolidated balance sheet. The estimated fair value of the contingent put option liability was determined by using a risk-neutral valuation model wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The contingent put option liability was extinguished when the 2022 Term Loan Agreement was terminated in July 2024 and the loan fully repaid in connection with the July 2024 Shareholder Notes.

July 2024 Shareholder Notes

In July 2024, we entered into promissory notes (the July 2024 Shareholder Notes) with two shareholders, Novalis Lifesciences II, LP (Novalis) and Northpond Ventures III, LP (Northpond), and together with Novalis, (the Lenders), pursuant to which the aggregate principal amount borrowed under the July 2024 Shareholder Notes was $5.8 million. The principal amount borrowed under the July 2024 Shareholder Notes bears interest at the rate of 12.00% per annum. For the three months ended September 30, 2024, the effective interest rate on outstanding borrowings was approximately 14.09%. Each of the Lenders, along with their affiliates, are beneficial owners of more than 10% of the Company’s common stock.

Contemporaneously with the execution and delivery of the July 2024 Shareholder Notes, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2022 Term Loan and the 2022 Revolving Loan with MidCap Financial Trust. The Company’s payment under the 2022 Term Loan Agreement was approximately $5.8 million.

Contemporaneously with the execution and delivery of the July 2024 Shareholder Notes, together with the lenders we also entered into a side letter agreement (Director Designation Side Letter), pursuant to which we agreed to, among other items, (i) appoint five individuals nominated by the Lenders (the Lender Nominees) to the Company’s board of directors, and, subject to the applicable stockholder vote, ensure that the Lender Nominees otherwise remain on the board, (ii) appoint replacement directors nominated by the Lenders in the event a Lender Nominee ceases to serve as a director (subject to the Lenders, along with their affiliates, continuing to collectively beneficially own at least 10% of the Company’s outstanding common stock), and (iii) ensure that at least a majority of the Nominating and Corporate Governance Committee of the board of directors consists of Lender Nominees or their replacements, subject to the aforementioned 10% ownership requirement.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at September 30, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$14,532	$2,886	$2,749	$2,917	$5,980
Finance lease commitments (2)	680	225	269	186	—
Debt obligations (3)	6,906	—	6,906	—	—
Total	$22,118	$3,111	$9,924	$3,103	$5,980

(1)
Consists of payments due for our leases of office space and laboratory space in San Diego, California that expire in December 2024 and July 2033. Payments under signed leases that have not commenced yet are not included. Contractual lease payments related to the Eton discontinued operation are excluded from the above table
(2)
Consists of payments due for our leases of equipment that expire in October 2025, August 2026, and September 2029.
(3)
Consists of the contractually required principal and interest payable under the July 2024 Shareholder Notes.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have any, off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Going Concern

As of September 30, 2024, we had approximately $4.6 million in cash, cash equivalents, restricted cash, and short-term investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our condensed consolidated financial statements.

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

In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.

Eton met the definition of a discontinued operation as of June 30, 2024 and on August 26, 2024, we completed the sale. Accordingly, we have classified the results of the Eton subsidiary as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. All assets and liabilities associated with Eton were classified as assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 18, “Assets Held for Sale and Discontinued Operations ” to the unaudited condensed consolidated financial statements in this Quarterly Report.

Significant estimates related to discontinued operations included the fair value of the underlying net assets, and the expected consideration to be received upon completion of the transaction.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO), and Principal Financial Officer (PFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded, as of September 30, 2024, our disclosure controls and procedures were not effective due to the identified material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K.

Notwithstanding the conclusion by the principal executive officer and principal financial officer that the disclosure controls and procedures as of September 30, 2024 were not effective and the material weakness identified in internal controls over financial reporting described in Item 9A of our Annual Report, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Changes in Internal Control over Financial Reporting

Other than with respect to the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
our securities now trade on the OTC Pink market, which is not a stock exchange, and there may not be an active trading market for our securities;
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
•
Northpond and Novalis and their affiliates own a significant percentage of our common stock and have the right to designate five members of our board of directors, and may be able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.
•
the holders of Redeemable Convertible Preferred Stock and Warrants have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
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

We are an early-stage multi-omic and synthetic biology technology company, and we have incurred significant losses since separating from Synthetic Genomics, Inc. (SGI) and beginning to operate as a stand-alone entity in March 2019, and expect to continue incurring losses in the future as we manufacture and commercialize our products and materials, including our BioXp systems, continue to enhance and develop our products, and implement our business plans and strategies. We incurred a net loss of $47.7 million for the year ended December 31, 2023, and a net loss of $27.9 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $189.3 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop, manufacture, commercialize and market our technology and products. Over the next several years, we expect to continue to devote a significant portion of our resources towards the continued development, manufacture and commercialization of our synthetic biology products. These efforts may prove more costly than we currently anticipate. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will remain profitable.

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

Our July 2024 Shareholder Notes restrict our ability to pursue certain transactions that we may believe to be in our best interest. If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our independent registered public accounting firm’s report for our Annual Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2024, we had $4.6 million of cash, cash equivalents, restricted cash, and short-term investments. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of our Annual Report for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our liquidity may have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

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

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of September 30, 2024, we had 38 full-time employees in the United States and 1 full-time employees located internationally. We expect that we will need to hire additional accounting, finance and other personnel in connection to our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel are required to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As described in Item 9A of our Annual Report on Form 10-K, we have identified a material weakness in our internal controls related to our limited finance, accounting and IT staffing levels. Our ability to correct this weakness and our ability to successfully manage our expected growth is uncertain. If our organization continues to grow, we will be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

Risks Related to Ownership of Our Common Stock

Northpond and Novalis and their affiliates own a significant percentage of our common stock and have the right to designate five members of our board of directors, and may be able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.

Northpond and Novalis, two of our stockholders, collectively beneficially owned approximately 46% of our outstanding common stock as of September 30, 2024. Under the Director Designation Side Letter, we appointed five Lender Nominees designated by Northpond and Novalis to our board of directors. Further, pursuant to the Director Designation Side Letter, we agreed to, among other items, and subject to applicable stockholder vote, to ensure that the Lender Nominees otherwise remain on our board of directors, appoint replacement directors nominated by the Lenders in the event that a Lender Nominee ceases to serve as a director (subject to the Lenders, along with their affiliates, continuing to collectively beneficially on at least 10% of our common stock), and ensure that at least a majority of our nominating and corporate governance committee consists of the Lender Nominees or their replacements, subject to the aforementioned 10% ownership requirement.

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

As of September 30, 2024, our directors, officers and stockholders holding 5% or more of our outstanding common stock on an as-converted basis and their affiliates beneficially owned approximately 79% of our outstanding common stock in the aggregate, assuming the conversion of all Redeemable Convertible Preferred Stock and exercise of all options and warrants beneficially held by such persons. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

We have identified a material weakness in our internal control over financial reporting, which has not been remediated and continues to exist as of September 30, 2024. As of September 30, 2024, the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 due to the previously identified material weakness in internal control over financial reporting as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of September 30, 2024, its internal control over financial reporting was not effective due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified a combination of deficiencies in the Company’s internal control over financial reporting that in the aggregate gave rise to a material weakness, which continues to exist as of September 30, 2024. The deficiencies primarily related to limited finance, accounting, and IT staffing levels not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to undergo organizational changes in 2023, including multiple reductions in workforce and the resulting decision to operate with very lean finance, accounting and IT departments. Despite the hiring of a new Chief Financial Officer and a Corporate Controller in September 2023 and a Sarbanes-Oxley Act compliance firm in the fourth quarter of 2023, the timing and ongoing transitions associated with these changes caused the Company to lack the resources to fully monitor and operate its internal controls over financial reporting as of December 31, 2023, resulting in several deficiencies being discovered during its annual auditing process.

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, the terms of our Redeemable Convertible Preferred Stock and our 2024 Shareholder Loan Agreements contain, and any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards (NOLs) of $109.6 million and $76.0 million, respectively. The federal NOLs of $1.3 million, generated before January 1, 2018, will begin to expire in 2034, but can be used to offset up to 100% of taxable income. Amounts generated after December 31, 2017 will carryforward indefinitely, but will be subject to a 80% taxable income limitation beginning in tax years after December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act. State NOLs, if not utilized, will begin to expire in 2029. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act (the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of September 30, 2024, we have determined that our disclosure controls and procedures were not effective due to the previously identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

The holders of shares of the Redeemable Convertible Preferred Stock may exercise significant influence over us. Certain holders of our Redeemable Convertible Preferred Stock also have two members on our board of directors and have the right to designate an additional five members of our board of directors.

Notwithstanding the application of the conversion blockers contained in the Certificate of Designation that governs the Redeemable Convertible Preferred Stock and the terms of the Warrants, holders of the Redeemable Convertible Preferred Stock and accompanying Warrants owned approximately 79% of our shares of common stock on an as-converted basis as of September 30, 2024. Holders of our Redeemable Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) During the quarter ended September 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

Date: November 7, 2024

	By:	/s/ Eric Esser
Eric Esser
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024

	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)